Form 10QSB
period 2006-08-31
FROMEX EQUITY CORP
filed 2006-10-17
CIK 1372975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__________to_________

Commission file number: 000-52241

FROMEX EQUITY CORP.
(Exact name of small business issuer a specified in its charter)

Delaware	04-3826570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

271 North Avenue, 5th Floor
New Rochelle, New York, 10801
(Address of principal executive offices)

(Registrant’s telephone number, including area code): (914) 636-3432 Ext 101

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐ Registration Statement (Form 10) filed September 28, 2006

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of the close of business on August 31, 2006, there were 14,400,000 shares of the issuer’s common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one):	Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of August 31, 2006 (Unaudited) and February 28, 2006	2
Statements of Income for the six months and three months ended August 31,
2006 (Unaudited)	3
Statement of Cash Flows for the six months ended August 31, 2006 (Unaudited).	4
Notes to Financial Statements (Unaudited).	5

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	14

Item 3. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 6. Exhibits	17

SIGNATURE	18
EXHIBITS	19-21

PART I - FINANCIAL INFORMATION

Item I. Financial Statements

Fromex Equity Corp.
Balance Sheets

		August 31,
	February 28,	2006
	2006	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$307,535	$1,073,611
Subscription receivable from parent	844,000	-
Accounts receivable from parent	117,013	137,009
Total current assets	1,268,548	1,210,620

Other assets:
Intangible assets, net of accumulated	244,167	231,667
amortization of $5,833 and $18,333
Total other assets	244,167	231,667

Total Assets	$1,512,715	$1,442,287

Liabilites and Stockholder's Equity
Current liabilites:
Accounts payable and accrued expenses	$25,251	$38,000
Income taxes payable	23,000	80,800
Due to parent	306,219	-
Total current liabilities	354,470	118,800

Total Liabiliites	354,470	118,800

Stockholder's Equity:
Common Stock - $.01 par value:
Authorized - 20,000,000 shares
Issued and outstanding - 14,400,000 shares	144,000	144,000
Capital in excess of par value	971,875	1,009,375
Retained earnings	42,370	170,112
Total stockholder's equity	1,158,245	1,323,487
Total liabilities and stockholder's equity	$1,512,715	$1,442,287

See accompanying notes to financial statements

2

Fromex Equity Corp.
Statements of Income

	Six Months	Three Months
	Ended August 31, 2006	Ended August 31,
	2006	2006
	(Unaudited)	(Unaudited)
Revenues
Consulting Fees	$299,082	$137,009
Total revenue	299,082	137,009

Costs and Expenses
Accounting	10,000	5,000
Shareholder reporting	6,309	3,309
Amortization	12,500	6,250
Non-cash compensation	37,500	18,750
Other expenses	251	-
	66,560	33,309
Income from operations	232,522	103,700
Interest Income	7,131	5,755
Income before provision for
income taxes	239,653	109,455

Provision for income taxes	(111,911)	(52,611)
Net Income	$127,742	$56,844

Earnings per share-primary and fully diluted:
Shares of common stock outstanding	14,400,000	14,400,000
Net income per share	$0.009	$0.004

See accompanying notes to financial statements

3

Fromex Equity Corp.
Statement of Cash Flows

Six Months
Ended August 31,
2006
(Unaudited)
Cash flows from operating activities
Net Income	$127,742
Adjustments to reconcile net income
to net cash provided by operating
activities:
Amortization	12,500
Non-cash compensation	37,500
Changes in operating assets and liabilities
Account receivable	(19,996)
Accounts payable and accrued expenses	12,749
Income taxes payable	57,800
Net cash provided by operating activities	228,295

Cash flows from financing activities
Issuance of common stock	844,000
Repayments to parent	(306,219)

Net cash provided by financing activities	537,781

Net increase in cash	766,076
Cash and cash equivalents at beginning of period	307,535

Cash and cash equivalents at end of period	$1,073,611

Additonal cash flow information
Income taxes paid	$54,111

Non-cash investing and financing activities:

During the six months ended August 31, 2006, the Company received cash proceeds of $844,000 from the Fiscal 2006 issuance of its common stock.

See accompanying notes to financial statements

4

Fromex Equity Corp.
Notes To Financial Statements

1. Organization of the Company

Fromex Equity Corp. (the “Company” or “Fromex”) was incorporated in the State of Delaware on August 31, 2005 as a wholly owned subsidiary of FRMO Corp. (“FRMO”). Fromex has a fiscal year ending on the last day of February, as does its parent company FRMO. As of February 28, 2006 Fromex had 14,400,000 shares of common stock, par value $.01 per share, issued and outstanding all of which are owned by FRMO, for which it paid $144,000 and contributed $700,000 to Fromex’s paid in capital.

Spin-off of Fromex

On August 31, 2005, FRMO filed Form 8-K with the Securities and Exchange Commission disclosing the formation of Fromex and the intended distribution to FRMO shareholders of 5% of the Fromex shares. In subsequent Form 8-K information filings it was announced that the timing and precise form of the spin-off would be postponed until a better procedure was identified for resolving the problem created by the new accounting rule (EITF 03-16). That rule, which was effective from and after September 1, 2004, mandated a change in the accounting policy for reporting revenue from FRMO’s 8.4% interest in Kinetics’ Advisers, LLC (“Kinetics”) from the cost (cash) method to the equity (accrual) method, as reported in FRMO’s Form 8-K dated June 16, 2005. For a variety of reasons, including the Kinetics practice, as a private company, of using the cash-basis method of accounting and the difficulty of securing audited and accrual-basis financial statements suitable for a public reporting company, FRMO could not itself report accrual-basis financial statements.

On December 9, 2005 the Board of Directors of FRMO authorized the preparation of the Form 10 Registration Statement (the “Registration Statement”) for the shares of common stock of Fromex pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Registration Statement was filed with the Securities and Exchange Commission on September 28, 2006. The Board of Directors of FRMO has adopted resolutions to distribute, 15 business days after the date on which the Registration Statement becomes effective, to its shareholders as of the close of business on October 30, 2006 or such later date as may be determined based on said effective date (the “record date”), one share of Fromex common stock for each 50 shares of FRMO common stock then outstanding. FRMO has 36,137,774 shares of common stock presently outstanding which means that approximately 720,000 shares of Fromex common stock (taking into consideration the payment of cash for fractional shares) will be distributed, representing 5% of the 14,400,000 shares of Fromex issued and outstanding.

Fromex Equity Corp.
Notes To Financial Statements

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of August 31, 2006; results of operations for the six months and three months ended August 31, 2006; and cash flows for the six months ended August 31, 2006. For further information, refer to the Company’s financial statements and notes thereto included in the Company’s Form 10 for the year ended February 28, 2006. The balance sheet was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Effective December 1, 2005, Fromex entered into a contract with FRMO to perform consulting and management services to FRMO for which FRMO has agreed to pay Fromex ten (10%) percent of the cash receipts which FRMO receives from its customers during the term of the agreement (The “Consulting Agreement”). The term of the Consulting Agreement is from December 1, 2005 until February 28, 2007 and for each twelve (12) month period thereafter unless terminated or amended by an instrument in writing signed by both parties on or before January 15 preceding the end of a respective term.

Fromex’s services include the administrative aspect of FRMO’s business activities such as operations, bookkeeping, personnel responsibilities and periodic consulting with the FRMO’s chief financial officer, but do not include the research, business development activities or the services rendered by FRMO itself to its customers, which produce FRMO’s cash receipts. FRMO shall pay to Fromex as its compensation an amount equal to 10% of total cash receipts that FRMO receives from its customers during the term of the Consulting Agreement. Said compensation is based only on the money received by FRMO in each three (3) month period beginning December 1, 2005 and shall not include a percentage of any receivable or accrual until the amount is actually received by FRMO. The payment of such compensation shall be made on or before the close of the month following the end of said three month period.

The first accounting period is the three months which commenced December 1, 2005 and ended February 28, 2006, for which Fromex received $117,013 on March 24, 2006 based on the following cash receipts of FRMO in that quarterly period. In addition the FRMO cash receipts in the first six months of Fromex’s current fiscal year, namely from March 1, 2006 to August 31, 2006 were as set forth below:

Fromex Equity Corp.
Notes To Financial Statements

FRMO’s Cash Receipts From:	12/1/05 - 2/28/06	3/1/06 - 8/31/06
Kinetics Advisers’ Hedge Funds	$959,311	$1,825,505
Kinetics Paradigm Mutual Fund	174,332	695,767
Sub - Advisory Fees	0	317,935
Other Fees	36,491	151,617
Total	$1,170,134	$2,990,824

10% payable to Fromex	$117,013	$299,082

FRMO’s cash receipts have been increasing in its last two fiscal years, which are set forth below to illustrate its growth, but past performance is no guaranty of future results:

FRMO’s Cash Receipts From:	3/1/04 - 2/28/05	3/1/05 - 2/28/06
Kinetics Advisers’ Hedge Funds	$274,728	$1,978,026
Kinetics Paradigm Mutual Fund	118,394	410,020
Sub-Advisory Fees	(9,335)	74,770
Other Fees	134,308	142,925

Total	$518,095	$2,605,741

Fromex did not receive 10% of the cash receipts in those two fiscal years except for the last quarter of Fiscal February 28, 2006 as shown above.

The business of FRMO, on which Fromex receives its 10% of cash receipts, is as an intellectual capital firm. FRMO’s research and business development activities focus on the analysis of public companies within a framework of identifying investment strategies and techniques that reduce risk. Its business includes the identification of assets, particularly in the early stages of the expression of their ultimate value, and the participation with them in ways that are calculated to increase the value of the interest of FRMO’s shareholders. Such assets include, but are not limited to, those whose value and earnings are based on intellectual capital.

FRMO’s fees derive from assets managed by other parties based on the research of the Horizon Research Group, directed by the same principals who are the officers of FRMO. The three programs significant to FRMO’s fees are:

Fromex Equity Corp.
Notes To Financial Statements

(i) Kinetics Advisers’ Hedge Funds. FRMO has an 8.4% equity interest, which it acquired for common stock, in Kinetics Advisers’ LLC, which controls and provides investment advice to hedge funds which were small when FRMO acquired its interest but which have been expanding dramatically.

(ii) Kinetics Paradigm Mutual Fund. FRMO acquired for its common stock 100% of the research fees to which Horizon Research Group is entitled from the open-end mutual fund Kinetics Paradigm Fund (trading symbol WWNPX). That fund was small when the acquisition was made but it has grown significantly based on its performance. Kinetics Paradigm Fund was assigned a five-star rating by Morningstar, Inc. in May 2003, the first time it became eligible for rating, and has continued to receive that highest Morningstar rating since May 2003 to date.

(iii) Sub-Advisory Fees. On June 1, 2004, FRMO acquired for common stock a one-third interest in the Sub-Advisory Fee Revenue that Horizon Asset Management, Inc. receives in its sub-advisory program for a large investment firm. Under this program, Horizon Asset Management, Inc. provides investment advisory services to certain clients of the investment firm, its fees being calculated on the basis of assets under management.

FRMO’s fees which are received under these three programs, and therefore Fromex’s 10% share of the cash receipts therefrom, are based on the assets under management. The approximate net asset levels for these three programs at specific dates are presented below.

	Asset Levels in Millions (000,000 omitted)
	December 31,	December 31,	August 31,
Program	2004	2005	2006
Kinetics Advisers’ Hedge Funds	$960	$ l,600	$2,241
Kinetics Paradigm Fund	125	525	1,537
Sub-Advisory Program	100	685	1,215
Total	$1,185	$2,810	$4,993

FRMO also receives other fees from three sources: from a consulting agreement with a hedge fund that pays FRMO for access to consultation with FRMO’s officers, from a consulting agreement with a smaller investment firm and from a small interest in the subscription revenues of an investment research publication. These three sources of cash receipts have been small and are not expected to be significant in FRMO’s future revenue stream.

Fromex Equity Corp.
Notes To Financial Statements

Business Activities of the Company.

While the foregoing 10% interest of Fromex in FRMO’s cash receipts constituted all of Fromex’s revenue from inception on August 31, 2005 to August 31, 2006, future revenues are expected to be derived from Fromex’s new business development activities, one of which has already been launched, and one which is in the planning stage.

(i) Horizon Global Advisers, LLC is a registered United States investment adviser organized in Delaware (“Horizon Advisers”) and acts as the investment manager for Horizon Global Advisers Fund, plc (“Horizon Fund”) which has been established as an open-ended variable capital investment company incorporated with limited liability in Ireland. The Horizon Fund is constituted as an umbrella fund insofar as its share capital will be divided into different series of shares with each series of shares representing a separate portfolio of assets, and comprising a separate sub-fund (a “Fund”) of the Horizon Fund. The first of said sub-funds, Horizon Opportunistic Value Fund, has been listed for trading on the Irish Stock Exchange. Horizon Advisers has commenced operations and managed over $81 million in assets as of August 31, 2006. It is anticipated that Horizon Advisers will receive management fees from Horizon Fund based on assets under management. FRMO owns 60% of Horizon Advisers and will receive 60% of the fees distributed by Horizon Advisers. FRMO transferred and assigned to Fromex for $250,000, a 66 2/3% revenue interest in those fees as and when received by FRMO in perpetuity. FRMO contributed the $250,000 to Fromex as additional paid-in-capital.

(ii) Croupier Offshore Fund, Ltd. is the second new development in which Fromex is participating (the (“Croupier Fund”). This is a hedge fund recently incorporated under the Companies Law of the Caymen Islands. Horizon Asset Management, Inc. (“Horizon Management”) serves as the investment manager and is responsible for managing the portfolio of the Croupier Fund. The investment objective of this hedge fund is to achieve long-term capital appreciation.

Horizon Management is a New York corporation registered as an investment adviser with the SEC under the Advisers Act of 1940. Horizon Management has entered into a placement agreement with UOB Global Equity Sales, LLC, a New York limited liability company (“UOB Global Equity”) to provide marketing services, investor relations and support services related to the Croupier Fund. UOB Global Equity is a registered broker-dealer and a member of the United Overseas Bank Group.

As of August 31, 2006 the Croupier Fund had a very modest amount of assets under management. Fromex is negotiating with Horizon Management to acquire a revenue interest in the net fees it will receive from the Croupier Fund. There is no assurance, however, as to when or if this will be accomplished.

Fromex Equity Corp.
Notes To Financial Statements

3. Significant Accounting Policies

Revenue Recognition

The company primarily generates revenue through its right to receive 10% of the cash-basis revenue receipts of FRMO. Subsequent to August 31, 2006, revenue will be earned from its investment in the two thirds revenue interest in FRMO’s receipts from Horizon Advisers. The Company intends to acquire additional investments of this kind, such as the Croupier Fund.

Revenue relating to such sources is earned primarily on a quarter-by-quarter basis but will vary substantially from period to period depending on when FRMO receives the fees in which Fromex has an interest. The accrual method of accounting is used by the Company to record all income. The Company’s revenue is based upon FRMO’s revenue that FRMO receives in cash rather than the amount accrued in each quarter. The revenues accrued by Fromex at the end of each accounting period are received in the following month.

Receivables

Accounts receivable and subscriptions receivable are due from FRMO Corp. No allowance was necessary at February 28, 2006 and August 31, 2006.

Income Taxes

Income taxes follow the reported results of the Company’s operations. There were no material differences between the financial reporting and the tax reporting of the Company’s revenue, assets and liabilities. The income tax provisions and liability for income taxes are based on enacted tax laws and statutory tax rates applicable to the respective periods.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

Fromex Equity Corp.
Notes To Financial Statements

3. Significant Accounting Policies (continued)

Intangible Assets

Intangible assets at February 28, 2006 and August 31, 2006 consist of the 66 2/3% revenue interest in FRMO’s receipts from Horizon Global Advisers, LLC, which is being amortized beginning December 6, 2005 over its estimated life of ten years, using the straight line method. Annual amortization expenses of $25,000 is expected over the next five years.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, money market mutual funds, and trade receivables. The Company maintains cash and cash equivalents with major financial institutions, and at times such amounts may exceed the FDIC limits.

Advertising Costs

The Company’s policy is to expense the cost of advertising as incurred. There were no advertising expenses for the period ended February 28, 2006 or the six months ended August 31, 2006.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107. “Disclosures about Fair Value of Financial Instruments”. The estimated fair values of financial instruments will be determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates when presented herein are not necessarily indicative of the amounts that the Company could realize in a sale. There were no financial instruments at the balance sheet dates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fromex Equity Corp.
Notes To Financial Statements

3. Significant Accounting Policies (continued)

Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity. Comprehensive income was equivalent to net income for the period ended February 28, 2006 and the six months ended August 31, 2006.

4. Commitments And Contingencies

As of February 28, 2006 and August 31, 2006, the Company did not enter into any material commitments and management believes that there were no contingencies.

5. Subscription Receivable From Parent

The 14,400,000 shares of common stock of Fromex owned by FRMO Corp. as of February 28, 2006 and August 31, 2006 were paid for in the quarter ended May 31, 2006.

6. Net Income Per Common Share And Per Common Share Equivalent

Basic earnings per common share for the three and six months ended August 31, 2006 are calculated by dividing net income by the weighted average common shares outstanding during the period which were 14,400,000 shares. There were no dilutive potential common shares outstanding.

Fromex Equity Corp.
Notes To Financial Statements

7. Income Taxes

The provision for income taxes consists of the following:

	Six	Three
	Months Ended	Months Ended
	August 31,	August 31,
	2006	2006

Federal	$87,611	$41,411
State	24,300	11,200
Total provision	$111,911	$52,611

There is no material difference between the statutory federal and state income tax rates and the rates used in computing the provision for income taxes. See Note 3.

Fromex Equity Corp.
Notes To Financial Statements

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF FINANCIAL CONDITION AND OPERATIONS

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company’s future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the financial markets, and other risk factors described herein and in the Company’s reports to be filed from time to time with the Commission. The discussion and analysis below is based on the Company’s Financial Statements and related Notes thereto included herein and incorporated herein by reference.

OVERVIEW

Fromex presently generates revenues from its Consulting Agreement with FRMO whereby it receives ten percent of the cash receipts which FRMO receives from its customers. FRMO receipts include (i) fees received from Kinetics Advisers Hedge Funds, Kinetics Paradigm Mutual Fund and Sub-Advisory fees from a large investment firm, as described in Item 1 above and (ii) to a lesser extent, from a consulting agreement with Santa Monica Partners, consulting fees from a smaller investment firm and a small interest in the subscription revenues of an investment research publication (FRMO’s “Other Fees”). Revenues of Fromex from the Consulting Agreement may vary substantially from period to period depending on when FRMO actually receives the fees, which are subject to the 10% payment.

On December 6, 2005, FRMO transferred and assigned to Fromex for $250,000, a 66 2/3% revenue interest in fees, which FRMO will receive from Horizon Global Advisers, LLC (“Horizon Advisers”) in perpetuity. Horizon Advisers is an investment management firm in which FRMO owns a 60% equity interest. As of August 31, 2006, no management fees were received by FRMO from Horizon Advisers but it is anticipated that Horizon Advisers will receive management fees in calendar year 2006 a portion of which will be distributed to FRMO on account of its 60% equity interest, no part of which is also subject to a 10% payment under the Consulting Agreement, but two thirds of which is payable to Fromex on account of its revenue interest.

Fromex will seek to acquire other interests in the management fees of entities that provide investment advice or management to funds of assets under management. One such effort is the current negotiation with Horizon Asset Management, Inc. described at page 10 with respect to the Croupier Fund.

Six Months Ended August 31, 2006

The Company’s revenues from continuing operations in this period were $299,082, all of which were generated from the Consulting Agreement as set forth at page 6 above. Expenses were $10,000 for accounting, $6,309 for shareholder reporting, $37,500 for the non-cash compensation of its executive officers, $12,500 for amortization of intangible assets and $251 for miscellaneous expenses, for a total of $66,560 of expenses, leaving $232,522 as income from operations before interest income and provision for income taxes. Interest income was $7,131 and after a $111,911 provision for income taxes, Fromex earned net income of $127,742 or $0.009 per share on the 14,400,000 shares of common stock issued and outstanding.

Three Months Ended August 31, 2006

The Company’s revenues from continuing operations in this period, derived from its Consulting Agreement described at page 6 above, were $137,009. Expenses were $5,000 for accounting, $3,309 for shareholder reporting, $18,750 for non-cash compensation to its executive officers and $6,250 for amortization of intangible assets, for a total of $33,309 of expenses, leaving $103,700 as income from operations before interest income and provision for income taxes. Interest income was $5,755 and after a $52,611 provision for income taxes, Fromex earned net income of $56,844 or $0.004 per share on the 14,400,000 shares of common stock issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

At the close of the first six months of the current fiscal year, August 31, 2006, the cash on hand has increased by $766,076 to $1,073,611. This increase came from net cash of $228,295 provided from operating activities and $537,781 from financing activities. The Company expects to have continuing net cash provided from its operating activities as the management and advisory fees, which generate Fromex’s revenues, and are derived from assets under management, increase in existing funds and new funds in which Fromex has the revenue interests.

The Company believes that its present cash resources and cash available from operations over the next 12 months will be sufficient to cover its operating expenses and provide for the continued expansion of its business.

Item 3.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to that date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the six months ended August 31, 2006.

PART II - OTHER INFORMATION

Item 6. Exhibit

The following exhibits are included following the Signature Page:

Number    Description

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Pursuant to Section 906 of the Sarbanes Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U. S. C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 12, 2006	FROMEX EQUITY CORP.

By /s/ Steven Bregman
Steven Bregman, President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)