Form 10QSB
period 2006-11-30
FROMEX EQUITY CORP
filed 2007-01-16
CIK 1372975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__________to_________

Commission file number: 000-52241

FROMEX EQUITY CORP.
(Exact name of small business issuer a specified in its charter)

Delaware	04-3826570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

320 Manville Road
Pleasantville, N. Y. 10570
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
 Yes ☐    No ☒

As of the close of business on November 30, 2006, there were 14,400,000 shares of the issuer’s common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐    No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Fromex Equity Corp.
Balance Sheets

		November 30,
	February 28,	2006
	2006	(unaudited)
Assets
Current assets;
Cash and cash equivalents	$307,535	$1,078,191
Subscription receivable from parent	844,000	-
Accounts receivable from parent	117,013	73,615
Prepaid income taxes	-	17,359
Total current assets	1,268,548	1,169,165

Other assets:
Intangible assets, net of accumulated	244,167	225,417
amortization on $5,833 and $18,333
Total other assets	244,167	225,417

Total Assets	$1,512,715	$1,394,582

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$25,251	$31,000
Income taxes payable	23,000	-
Due to parent	306,219	-
Total current liabilities	354,470	31,000

Total Liabilities	354,470	31,000

Stockholder's Equity:
Common Stock - $.01 par value:
Authorized - 20,000,000 shares
Issued and outstanding - 14,400,000 shares	144,000	144,000
Capital in excess of par value	971,875	1,026,376
Retained earnings	42,370	193,206
Total stockholder's equity	1,158,245	1,363,582
Total liabilities and stockholder's equity	$1,512,715	$1,394,582

See accompanying notes to financial statements

Fromex Equity Corp.
Statements of Income

	Nine Months	Period	Three Months	Period
	Ended	August 31, 2005	Ended	September 1, 2005
	November 30,	(inception) Through	November 30,	Through
	2006	November 30, 2005	2006	November 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Consulting Fees	$372,697	$-	$73,615	$-
Total revenue	372,697	-	73,615	-

Costs and Expenses
Accounting	19,000	-	9,000	-
Shareholder reporting	10,309	-	4,000	-
Amortization	18,750	-	6,250	-
Non-cash compensation	54,500	-	17,000	-
Other expenses	381	-	130	-
	102,940	-	36,380	-
Income from operations	269,757	-	37,235	-
Interest Income	13,221	-	6,090	-
Income before provision for
income taxes	282,978	-	43,325	-

Provision for income taxes	(132,141)	-	(20,230)	-
Net Income	$150,837	$-	$23,095	$-

Earnings per share-primary and fully diluted:
Shares of common stock outstanding	14,400,000		14,400,000
Net income per share	$0.010		$0.002

See accompanying notes to financial statements

Fromex Equity Corp.
Statement of Cash Flows

	Nine Months	Period August 31, 2005
	Ended November 30,	(inception) Through
	2006	November 30, 2005
	(Unaudited)
Cash flows from operating activities
Net Income	$150,837	$-
Adjustments to reconcile net income
to net cash provided by operating
activities:
Amortization	18,750	-
Non-cash compensation	54,500	-
Changes in operating assets and liabilities
Account receivable	43,398	-
Accounts payable and accrued expenses	5,749	-
Income taxes payable	(40,359)	-
Net cash provided by operating activities	232,875	-

Cash flows from financing activities
Issuance of common stock	844,000	-
Repayments to parent	(306,219)	-

Net cash provided by financing activities	537,781	-

Net increase in cash	770,656	-
Cash and cash equivalents at beginning of period	307,535	-

Cash and cash equivalents at end of period	$1,078,191	$-

Additional cash flow information
Income taxes paid	$172,500	$-

Non-cash investing and financing activities:

During the nine months ended November 30, 2006, the Company received cash proceeds of $844,000 from the Fiscal 2006 issuance of its common stock.

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

The Company commenced operations on December 1, 2005.

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

On December 9, 2005 the Board of Directors of FRMO authorized the preparation of the Form 10 Registration Statement (the “Registration Statement”) for the shares of common stock of Fromex pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Registration Statement was filed with the Securities and Exchange Commission on September 28, 2006. FRMO plans to distribute, five weeks after all SEC comments with respect to this Registration Statement has been cleared, to its shareholders as of the close of business on a date which is 21 days prior to the distribution date (the “record date”), one share of Fromex common stock for each 50 shares of FRMO common stock then outstanding. FRMO has 36,137,774 shares of common stock presently outstanding which means that approximately 720,000 shares of Fromex common stock (taking into consideration the payment of cash for fractional shares) will be distributed, representing 5% of the 14,400,000 shares of Fromex issued and outstanding.

Fromex Equity Corp.
Notes To Financial Statements

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 2006; results of operations for the nine months and three months ended November 30, 2006; and cash flows for the nine months ended November 30, 2006. For further information, refer to the Company’s financial statements and notes thereto included in the Company’s Form 10 for the year ended February 28, 2006. The balance sheet was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Effective December 1, 2005, Fromex entered into a contract with FRMO to perform consulting and management services to FRMO for which FRMO has agreed to pay Fromex ten (10%) percent of the cash receipts which FRMO receives from its customers during the term of the agreement (The “Consulting Agreement”). The term of the Consulting Agreement is from December 1, 2005 until February 28, 2010 and for each twelve (12) month period thereafter unless terminated or amended by an instrument in writing signed by both parties on or before January 15 preceding the end of a respective term.

Fromex’s services include the administrative aspect of FRMO’s business activities such as operations, bookkeeping, personnel responsibilities and periodic consulting with the FRMO’s chief financial officer, but do not include the research, business development activities or the services rendered by FRMO itself to its customers, which produce FRMO’s cash receipts. FRMO shall pay to Fromex as its compensation an amount equal to 10% of total cash receipts that FRMO receives from its customers during the term of the Consulting Agreement. The compensation is based only on the money received by FRMO in each three (3) month period beginning December 1, 2005 and shall not include a percentage of any receivable or accrual until the amount is actually received by FRMO. The payment of such compensation shall be made on or before the close of the month following the end of said three month period.

The first accounting period is the three months which commenced December 1, 2005 and ended February 28, 2006, for which Fromex received $117,013 on March 24, 2006 based on the following cash receipts of FRMO in that quarterly period. In addition the FRMO cash receipts in the first nine months of Fromex’s current fiscal year, namely from March 1, 2006 to November 30, 2006 were as set forth below:

Fromex Equity Corp.
Notes To Financial Statements
FRMO’s Cash Receipts From:	12/1/05 - 2/28/06	3/1/06 - 11/30/06
Kinetics Advisers’ Hedge Funds	$959,311	$2,023,445
Kinetics Paradigm Mutual Fund	174,332	1,233,977
Sub - Advisory Fees	0	317,935
Other Fees	36,491	151,617
Total	$1,170,134	$3,726,974

10% payable to Fromex	$117,013	$372,697

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

	Asset Levels in Millions (000,000 omitted)
	December 31,	December 31,	December 31,
Program	2004	2005	2006
Kinetics Advisers’ Hedge Funds	$960	$ l,600	$2,935
Kinetics Paradigm Fund	125	525	2,134
Sub-Advisory Program	100	685	1,523
Total	$1,185	$2,810	$6,592

FRMO also receives other fees from three sources: from a consulting agreement with a hedge fund that pays FRMO about $35,000 per year for access to consultation with FRMO’s officers, from a consulting agreement with a smaller investment firm and from a small interest in the subscription revenues of an investment research publication. These three sources of cash receipts have been small and are not expected to be significant in FRMO’s future revenue stream.

Fromex Equity Corp.
Notes To Financial Statements

Business Activities of the Company.

While the foregoing 10% interest of Fromex in FRMO’s cash receipts constituted all of Fromex’s revenue from inception on August 31, 2005 to November 30, 2006, future revenues are expected to be derived from Fromex’s new business development activities, one of which has already been launched, and one which is in the planning stage.

(i) Horizon Global Advisers, LLC is a registered United States investment adviser organized in Delaware (“Horizon Advisers”) and acts as the investment manager for Horizon Global Advisers Fund, plc (“Horizon Fund”) which has been established as an open-ended variable capital investment company incorporated with limited liability in Ireland. The Horizon Fund is constituted as an umbrella fund insofar as its share capital will be divided into different series of shares with each series of shares representing a separate portfolio of assets, and comprising a separate sub-fund (a “Fund”) of the Horizon Fund. The first of said sub-funds, Horizon Opportunistic Value Fund, has been listed for trading on the Irish Stock Exchange. Horizon Advisers has commenced operations and managed over $116 million in assets as of November 30, 2006. It is anticipated that Horizon Advisers will receive management fees from Horizon Fund based on assets under management. FRMO owns 60% of Horizon Advisers and will receive 60% of the fees distributed by Horizon Advisers. FRMO transferred and assigned to Fromex for $250,000, a 66 2/3% revenue interest in those fees as and when received by FRMO in perpetuity. FRMO contributed the $250,000 to Fromex as additional paid-in-capital.

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

As of November 30, 2006 the Croupier Fund had a very modest amount of assets under management. Fromex is negotiating with Horizon Management to acquire a revenue interest in the net fees it will receive from the Croupier Fund. There is no assurance, however, as to when or if this will be accomplished.

Fromex Equity Corp.
Notes To Financial Statements

3. Significant Accounting Policies

Revenue Recognition

The Company primarily generates revenue through its right to receive 10% of the cash-basis revenue receipts of FRMO. Subsequent to November 30, 2006, revenue will be earned from its investment in the two thirds revenue interest in FRMO’s receipts from Horizon Advisers. The Company intends to acquire additional investments of this kind, such as the Croupier Fund.

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

Receivables

Accounts receivable and subscriptions receivable are due from FRMO Corp. No allowance was necessary at February 28, 2006 and November 30, 2006.

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

Fromex Equity Corp.
Notes To Financial Statements

3. Significant Accounting Policies (continued))

Intangible Assets

Intangible assets at February 28, 2006 consist of the $250,000 purchase price of the 66 2/3% revenue interest in FRMO’s receipts from Horizon Global Advisers, LLC, which is being amortized beginning December 6, 2005 over its estimated life of ten years, using the straight line method. The purchase price was determined by computing the estimated management fee on the net assets committed to the Horizon Fund at December 6, 2005, deducting estimated expenses to produce an estimated net profit of $62,500 of which 60% of $37,500 was allocable to FRMO. The purchase price determined by the parties was ten times $25,000, which was the estimated amount of the two-thirds revenue interest sold by FRMO to Fromex. Based on management’s experience with similar funds it is its opinion that this intangible asset has an estimated life of ten years. Annual amortization expenses of $25,000 is expected over the next five years.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, money market mutual funds, and trade receivables. The Company maintains cash and cash equivalents with major financial institutions, and at times such amounts may exceed the FDIC limits.

Advertising Costs

The Company’s policy is to expense the cost of advertising as incurred. There were no advertising expenses for the nine months ended November 30, 2006.

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

Fromex Equity Corp.
Notes To Financial Statements

3. Significant Accounting Policies (continued))

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

Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity. Comprehensive income was equivalent to net income for the period ended February 28, 2006 and the nine months ended November 30, 2006.

Recently Issued Accounting Pronouncements

In June 2006, the FASB Issued Financial Interpretation No. 48, “Accounting for Uncertainty In Income Taxes - an interpretation of FASB Statement No. 109.” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition thresholds and measurement attributes for tax positions taken in a tax year. FIN 48 is effective for the Company beginning in fiscal year 2008. The Company will comply with the provisions of FIN 48 but the impact of such adoption is not determinable at this time.

In September 2006, the FASB Issued Statement No. 157, “Fair Value Measurements.” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but simplifies and codifies related guidance. The Company will comply with the provisions of FAS 157 when it becomes effective in fiscal year 2009. Such adoption is not expected to have a material impact on the Company’s financial statements since the Company utilizes fair value measures wherever required by current GAAP.

4. Commitments And Contingencies

As of February 28, 2006 and November 30, 2006, the Company did not enter into any material commitments and management believes that there were no contingencies.

Fromex Equity Corp.
Notes To Financial Statements

5. Subscription Receivable From Parent

The 14,400,000 shares of common stock of Fromex owned by FRMO Corp. as of February 28, 2006 and November 30, 2006 were paid for in the quarter ended May 31, 2006.

6. Net Income Per Common Share And Per Common Share Equivalent

Basic earnings per common share for the three and nine months ended November 30, 2006 are calculated by dividing net income by the weighted average common shares outstanding during the period which were 14,400,000 shares. There were no dilutive potential common shares outstanding.

7. Income Taxes

The provision for income taxes consists of the following:

	Nine	Three
	Months Ended	Months Ended
	November 30,	November 30,
	2006	2006

Federal	$102,641	$15,030
State	29,500	5,200
Total provision	$132,141	$20,230

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

On December 6, 2005, FRMO transferred and assigned to Fromex for $250,000, a 66 2/3% revenue interest in fees, which FRMO will receive from Horizon Global Advisers, LLC (“Horizon Advisers”) in perpetuity. Horizon Advisers is an investment management firm in which FRMO owns a 60% equity interest. As of November 30, 2006, no management fees were received by FRMO from Horizon Advisers but it is anticipated that Horizon Advisers will receive management fees in its fiscal year commencing March 1, 2007 a portion of which will be distributed to FRMO on account of its 60% equity interest, no part of which is also subject to a 10% payment under the Consulting Agreement, but two thirds of which is payable to Fromex on account of its revenue interest.

Fromex will seek to acquire other interests in the management fees of entities that provide investment advice or management to funds of assets under management. One such effort is the current negotiation with Horizon Asset Management, Inc. described at page 10 with respect to the Croupier Fund.

Nine Months Ended November 30, 2006

The Company’s revenues from continuing operations in this period were $372,697, all of which were generated from the Consulting Agreement as set forth at page 6 above. Expenses were $19,000 for accounting, $10,309 for shareholder reporting, $54,500 for the non-cash compensation of its officers, $18,750 for amortization of intangible assets and $381 for miscellaneous expenses, for a total of $102,940 of expenses, leaving $269,757 as income from operations before interest income and provision for income taxes. Interest income was $13,221 and after a $132,141 provision for income taxes, Fromex earned net income of $150,837 or $0.01 per share on the 14,400,000 shares of common stock issued and outstanding.

Three Months Ended November 30, 2006

The Company’s revenues from continuing operations in this period, derived from its Consulting Agreement described at page 6 above, were $73,615. Expenses were $9,000 for accounting, $4,000 for shareholder reporting, $17,000 for non-cash compensation to its officers, $6,250 for amortization of intangible assets and $130 for miscellaneous expenses, for a total of $36,380 of expenses, leaving $37,235 as income from operations before interest income and provision for income taxes. Interest income was $6,090 and after a $20,230 provision for income taxes, Fromex earned net income of $23,095 or $0.002 per share on the 14,400,000 shares of common stock issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

At the close of the first nine months of the current fiscal year, November 30, 2006, the cash on hand has increased by $770,656 to $1,078,191. This increase came from net cash of $232,875 provided from operating activities and $537,781 from financing activities. The Company expects to have continuing net cash provided from its operating activities as the management and advisory fees, which generate Fromex’s revenues, and are derived from assets under management, increase in existing funds and new funds in which Fromex has the revenue interests.

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

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the nine months ended November 30, 2006.

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

January 12, 2007	FROMEX EQUITY CORP.

	By	/s/ Steven Bregman
Steven Bregman, President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)