Form 10-K
period 2007-02-28
FROMEX EQUITY CORP
filed 2007-05-30
CIK 1372975

QMB APPROVAL
OMB Number:	3235-0063
Expires:	April 30, 2009
Estimated average burden hours per response	2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to________________

Commission file number: 0-52241

FROMEX EQUITY CORP.
(Exact name registrant as specified in its charter)

Delaware	04-3826570
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification
or organization)

320 Manville Road, Pleasantville, N. Y.	10570
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (914) 632-6730
Securities Registered Pursuant To Section 12(b) Of The Act: None
Securities Registered Pursuant To Section 12(g) Of the Act:

Title of Class
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Note - Checking the box above will not relieve any registrant to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.

Note. - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 29, 2007, 14,400,000 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e. g., Part I. Part II, etc.) into which the document is incorporated: the registrant’s definitive information statement to be filed within 120 days after the close of the year ended February 28, 2007 is incorporated by reference in Part III of this Form 10-K.

FROMEX EQUITY CORP.

ANNUAL REPORT ON FROM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2007

PART I

ITEM 1. BUSINESS

Organization of the Company

Fromex Equity Corp. (the “Company” or “Fromex”) was incorporated in the State of Delaware on August 31, 2005 as a wholly owned subsidiary of FRMO Corp. (“FRMO”). Fromex has a fiscal year ending on the last day of February, as does its parent company FRMO. As of February 28, 2007 Fromex had 14,400,000 shares of common stock, par value $.01 per share, issued and outstanding all of which are owned by FRMO, for which it paid $844,000, $144,000 for the par value and $700,000 for Fromex’s capital in excess of par value.

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

On December 9, 2005 the Board of Directors of FRMO authorized the preparation of a Form 10 Registration Statement for the shares of common stock of Fromex pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). FRMO plans to distribute, five weeks after all SEC comments with respect to this Registration Statement have been cleared, to its shareholders as of the close of business on a date which is 21 days prior to the distribution date (the “record date”), one share of Fromex common stock for each 50 shares of FRMO common stock then outstanding. FRMO has 36,137,774 shares of common stock presently outstanding which means that approximately 720,000 shares of Fromex common stock (taking into consideration the payment of cash for fractional shares) will be distributed, representing 5% of the 14,400,000 shares of Fromex issued and outstanding. Fractional shares will be paid in cash based on the average of the high bid price in the first 15 trading days after the distribution date and/or, if the Board of Directors deem it necessary or appropriate, on an independent appraisal of market value. It is expected that the aggregate of cash paid for fractional shares will not exceed $1,000. The distribution of cash in lieu of fractional shares will not occur at the same time as the distribution of common stock.

Control Group

Murray Stahl and Steven Bregman are the Chairman and President of both FRMO and Fromex. They are principal persons in the Stahl-Bregman Group which controls FRMO and, after the spin-off distribution date, will control Fromex. 28,883,274 shares of common stock of FRMO are owned by the Stahl Bregman Group, which will receive 577,665 shares of Fromex in the distribution. The Stahl Bregman Group, includes Murray Stahl, Steven Bregman, John Meditz, Peter Doyle, Catherine Bradford, Thomas C. Ewing and Katherine Ewing. See Item 12 below.

Description of Business of Fromex

Restatement of Financial Statements

The financial statements for the period August 31, 2005 (inception) to February 28, 2006 have been restated as described below.

FRMO, the Company’s parent held a 60% interest in Horizon Advisers, a fund management firm. On December 1, 2005, FRMO transferred and assigned to Fromex a 66 2/3% interest in its share of fees earned by Horizon Advisers, as and when received by FRMO. The fair value of this revenue stream, estimated at $250,000, was initially recognized as a capital contribution by FRMO to Fromex, generating an intangible asset of $250,000. This asset was being amortized over an estimated useful economic life of 10 years.

Upon subsequent analysis, it was determined that, because no value had been assigned to the Horizon Advisers revenue stream as reported on the accounts of FRMO, the Company’s parent, no value should have been attributed to the 66 2/3% interest upon transfer to Fromex. Accordingly, financial statements have been restated to attribute no value to the assigned interest, and the reversal of amortization recorded on the initial valuation. This restatement did not result in a change to the reported earnings per share.

See Note 2A to Notes to Financial Statements.

Consulting Agreement

Fromex has entered into a contract with FRMO to perform consulting and management services to FRMO for which FRMO has agreed to pay Fromex ten (10%) percent of the cash receipts which FRMO receives from its rights to share in fees generated by its third party customers during the term of the agreement (the “Consulting Agreement”). The term of the Consulting Agreement is from December 1, 2005 until February 28, 2010 (as amended on December 26, 2006) and for each twelve (12) month period thereafter unless terminated or amended by an instrument in writing signed by both parties on or before January 15 preceding the end of a respective term.

Fromex’s services include the administrative aspect of FRMO’s business activities such as operations, bookkeeping, personnel responsibilities and periodic consulting with the FRMO’s chief financial officer, but do not include the research, business development activities or the services rendered by FRMO or its third party customers, which produce FRMO’s cash receipts. FRMO shall pay to Fromex as its fees an amount equal to 10% of total cash receipts that FRMO receives from its customers during the term of the Consulting Agreement. Fees for Fromex’s services are based only on the fees collected by FRMO in each three (3) month period beginning December 1, 2005 and shall not include a percentage of any receivable or accrual until the amount is actually received by FRMO. The payment of such services shall be made on or before the close of the month following the end of said three month period.

The first accounting period was the three months which commenced December 1, 2005 and ended February 28, 2006, for which Fromex received $117,013 on March 24, 2006, based on the following cash receipts of FRMO in that quarterly period. In addition, the FRMO cash receipts in the current fiscal year, namely from March 1, 2006 to February 28, 2007 were as set forth below.

FRMO’s Cash Receipts From:	3/1/06 - 2/28/07	12/1/05 - 2/28/06
Kinetics Advisers’ Hedge Funds	$2,656,523	$959,311
Kinetics Paradigm Mutual Fund	1,984,247	174,332
Sub - Advisory Fees	317,935	0
Other Fees	151,617	36,491
Total	$5,110,322	$1,170,134

10% payable to Fromex	$511,032	$117,013

FRMO’s cash receipts increased in the two prior fiscal years, which are set forth below to illustrate its growth in that period. See the total of $5,110,322 above for the last fiscal year, but past performance is no guaranty of future results:

FRMO’s Cash Receipts From:	3/1/05 - 2/28/06	3/1/04 - 2/28/05
Kinetics Advisers’ Hedge Funds	$1,978,026	$274,728
Kinetics Paradigm Mutual Fund	410,020	118,394
Sub-Advisory Fees	74,770	(9,335)
Other Fees	142,925	134,308

Total	$2,605,741	$518,095

Since the Consulting Agreement commenced December 1, 2005, only $489,711 was received by Fromex.

The business of FRMO, and its third party customers focuses on intellectual capital, research and analysis of public companies within a framework of identifying investment strategies and techniques that reduce risk. This includes the identification of assets, particularly in the early stages of the expression of their ultimate value, and the participation with them in ways that are calculated to increase the value of the interest of FRMO’s shareholders. Such assets include, but are not limited to, those whose value and earnings are based on intellectual capital.

FRMO’s cash receipts derive from its rights to share in fees generated by the third parties customers in the programs described below, namely (i) from an 8.4% equity interest in Kinetics Advisers LLC which earns management and performance fees as investment advisor to hedge funds, (ii) from 100% of the research fees to which Horizon Research Group a division of Horizon Asset Management, Inc. (“Horizon Management”) is entitled to receive from Kinetics Paradigm Fund, a publicly traded mutual fund and (iii) from a one-third interest in the Sub-Advisory Fee Revenue that Horizon Management receives from a large investment firm. See Item 7 below as to the relationship with Horizon Management, which provides the strategic research and business development with a view to produce better than average investment returns and growth in assets under management. This, in turn, increases the fees which are received and FRMO’s share thereof. The three significant programs are:

(i) Kinetics Advisers’ Hedge Funds. FRMO has an 8.4% equity interest, which it acquired for common stock, in Kinetics Advisers’ LLC, which provides investment advice to hedge funds that were small when FRMO acquired its interest but which have been expanding dramatically. Kinetics Advisers LLC manages the portfolios of both (i) Kinetics Partners, LP, a Delaware limited partnership (the “domestic portion of the hedge fund”) and (ii) Kinetics Fund, Inc., an exempted company registered under the Caymen Islands Mutual Funds Law (the “offshore portion of the hedge fund”) with the same strategies. On a cumulative basis over its 5 year - 4 month period from inception through December 31, 2005, the domestic portion of the hedge fund returned 150% and over the 4 year - 11 month period from inception through December 31, 2005 the offshore portion of the hedge fund returned 108% whereas the S&P 500 Index lost 10% and gained 1%, respectively. In the period from January 1, 2006 to December 31, 2006 both the domestic and offshore portions of the hedge fund returned 33.2% compared to 15.8% for the S&P 500 Index.

Kinetics Advisers, LLC earns a monthly management fee based on a percentage of the net assets of each Fund on the last day of each month. The percentage is 1% per annum for the domestic fund and 1 ¼% per annum for the offshore fund. In addition a quarterly performance fee for both funds is earned equal to 20% of net profits. In the case of the offshore fund Kinetics Advisers LLC elects to defer a portion of its management and performance fees earned for a particular fiscal year because such deferred compensation from the offshore fund is not taxable for United States income tax purposes until the year in which it is received by Kinetics Advisers, LLC. Kinetics Advisers LLC distributes, generally on a quarterly basis, substantially all of the management and performance fees it receives in cash, after paying its expenses, to its equity investors and FRMO receives 8.4% of such cash distributions. Kinetics Advisers, LLC reports to its equity investors and files its United States income tax returns on a cash basis without accruing the portion of the deferred management and performance fees until the deferred compensation is received.

(ii) Kinetics Paradigm Mutual Fund. FRMO acquired for its common stock 100% of the research fees to which Horizon Management is entitled from the open-end mutual fund Kinetics Paradigm Fund (trading symbol WWNPX). That fund was small when the acquisition was made but it has grown significantly based on its performance. That research fee is 0.12% per annum of the net assets of the fund which FRMO receives on a monthly basis from Kinetics Paradigm Fund. Kinetics Paradigm Fund was assigned a five-star rating by Morningstar, Inc. in May 2003, the first time it became eligible for rating, and has continued to receive that highest Morningstar rating. In the period from January 1, 2006 to December 31, 2006 the Kinetics Paradigm Fund returned 27.8% compared to 15.8% for the S&P 500 Index.

(iii) Sub-Advisory Fees. On June 1, 2004, FRMO acquired for common stock a one-third interest in the Sub-Advisory Fee Revenue that Horizon Asset Management, Inc. receives in its sub-advisory program for a large investment firm. Under this program, Horizon Management provides investment advisory services to certain clients of the investment firm, its fees being calculated on the basis of assets under management. While the assets under management in this program were quite modest at the time of acquisition, they have expanded significantly as shown below. Horizon Management receives 0.50% per annum of the net assets in the program on a quarterly basis and pays one-third of that amount, net of marketing expenses, to FRMO on a quarterly basis. In the period from January 1, 2006 to December 31, 2006 the Sub-Advisory Program returned 28.5% compared to 15.8% for the S&P 500 Index.

FRMO’s share of the fees which are received under these three programs, and therefore Fromex’s 10% share of the cash receipts therefrom, are based on the assets under management. The approximate net asset levels for these three programs at specific dates are presented below. All three have continued to produce portfolio-level investment returns in the double-digit range, which appears to be the critical requirement for continued asset accumulation. This past performance, however, is not a guaranty of future result.

	Asset Levels in Millions (000,000 omitted)
	December 31,	December 31,	December 31,
Program	2004	2005	2006
Kinetics Advisers’ Hedge Funds	$1,085	$ l,730	$2,800

Kinetics Paradigm Fund	125	530	2,145

Sub-Advisory Program	115	615	1,630

Total	$1,325	$2,875	$6,575

FRMO also receives other fees from two sources: from a consulting agreement with a hedge fund that pays FRMO about $35,000 per year for access to consultation with FRMO’s officers; and from a small interest in the subscription revenues of an investment research publication. These two sources of cash receipts have been small and are not expected to grow or be significant in FRMO’s future revenue stream.

Fromex’s Other Business Activities.
Horizon Global Advisers, LLC

Horizon Global Advisers, LLC is a registered United States Investment adviser organized in Delaware (“Horizon Advisers”). On April 24, 2007 FRMO transferred to Fromex its 60% equity interest in Horizon Advisers as a contribution to the capital of Fromex. The other 40% ownership interest is owned by an individual who is an officer and employee of Horizon Advisers but not an officer or director of Fromex. Fromex’s 60% ownership interest subsumes its prior 40% revenue interest in FRMO’s receipt of net fees. FRMO has no further interest in Horizon Advisers. Fromex and Horizon Advisers will be filing consolidated financial statements for the three months ending May 31, 2007.

Horizon Advisers has four employees, other than the executive officers of Fromex. They are responsible for the management of the two funds described below, for which Horizon Advisers is the investment manager. Their activities also include the development of new funds for which Horizon Advisers may be appointed as investment manager as well as other funds, like the Protostar Fund described below, in which Fromex purchased a revenue interest.

Since December 26, 2006 Fromex’s Board of Directors is composed of a majority of persons who are not directors of FRMO. They are responsible for the oversight of Fromex’s subsidiary, Horizon Advisers, and development of additional business opportunities, including the compensation of the experienced investment professionals who will deliver idea generation and execution across Fromex’s business model. Revenues in Fromex’s fiscal year, March 1, 2007 to February 28, 2008 will include revenue to be derived from Fromex’s equity interest in the net fees received from the two funds described below:

(i) Horizon Global Advisers Fund, plc (the “Horizon Fund”) is an open-ended variable capital investment company incorporated with limited liability in Ireland. Horizon Advisers is the investment manager for the Horizon Fund. The Horizon Fund is constituted as an umbrella fund insofar as its share capital will be divided into different series of shares with each series of shares representing a separate portfolio of assets, and comprising a separate sub-fund (a “Fund”) of the Horizon Fund. The first of said sub-funds, Horizon Opportunistic Value Fund, has been listed for trading on the Irish Stock Exchange. As of March 31, 2007 Horizon Advisers managed $72 million of assets in the Horizon Fund and $111 million in domestic advisory accounts. Horizon Advisers receives management fees based on assets under management. See Item 7 below.

(ii)  Horizon Multi-Strategy Fund (the “Multi-Strategy Fund”) is a hedge fund with a domestic portion (a Delaware limited partnership) and an offshore portion (an exempted company incorporated pursuant to the Companies Law of the Caymen Islands). Horizon Advisers, is the investment manager, which uses the same long and short strategies for both the domestic and offshore portions, the objective of which is to achieve long-term capital appreciation. Horizon Advisers has entered into a placement agreement with Credit Suisse Securities (USA) LLC to provide marketing services, investor relations and support services for the Multi-Strategy Fund. As of March 31, 2007 the Multi-Strategy Fund had $206 million dollars of assets under management. Horizon Advisers receives management and performance fees. See Item 7 below.

Protostar Fund (the “Protostar Fund”) is a hedge fund with a domestic portion (a Delaware limited partnership) and an offshore portion (an exempted company incorporated pursuant to the Companies Law of the Caymen Islands). Horizon Asset Management, Inc. (“Horizon Management”) has a 45% general partner interest in Protostar Fund and is its investment manager, using the same strategies for both the domestic and offshore portions. The Fund’s principal investment objective is to achieve long-term superior risk-adjusted capital growth by investing primarily in equity-securities and equity-related instruments. The Fund’s portfolio includes both long and short positions in securities of companies. As of April 30, 2007 when the Protostar Fund had $16 million dollars of assets under management, Fromex acquired for $72,000 a one-third share of the net amounts to be received in cash by Horizon Management by reason of its interests as a general partner and investment manager of Protostar Fund. See Item 7 below.

See Item 13 below for the relationships among Fromex, Horizon Advisers, Horizon Management and the Stahl-Bregman Group.

Marketing

Currently, the marketing of the Company’s services and the development of new programs are by the employees of Fromex and its subsidiary, Horizon Advisers.

Competition

The business activities of Fromex and Horizon Advisers are founded on the independent research experience of its personnel who provide in-depth analysis of information-poor, under-researched or complex companies and securities, and develop related strategies that can offer an advantage to the investor. This research is distinct from, but competes with, the traditional “sell side” research supported by the trading commissions and corporate finance fees of brokerage firms that produce the great majority of “Wall Street” research. Fromex will be competing with these firms as well as other investment management firms. Fromex is small in relation to such competitors but their services and programs are designed to reach a niche market of sophisticated analysts and accredited investors.

Trademarks

None.

Employees

As of April 30, 2007 Fromex had four employees excluding its three executive officers.

Regulatory Laws.

The Company is in compliance with the labor, health, occupancy and environmental regulatory laws that relate to businesses generally. The cost of such compliance does not have a material effect on its business. Its operations do not fall within the definition of an investment company so as to require it to register under the Investment Company Act of 1940. On December 13, 2006, the Securities and Exchange Commission issued proposed regulations that (i) would increase the financial qualifications for investors in hedge funds to a net worth of $2.5 million from the current standard of $1 million and (ii) would enact a new provision on fraud to protect hedge fund investors. The proposed new rules will not have a material adverse affect on the revenue of Fromex or FRMO. If further laws and regulations were to be adopted which impose tougher requirements on hedge funds or additional financial burdens on managers of hedge funds, this could decrease the Company’s revenues and impede its growth.

Item 1A. Risk Factors

Some of the information in this Form 10, including the risk factors listed below, contain “forward looking statements” that involve risk and uncertainties. “Forward-looking statements” are those that relate to continuing business and the Company’s future financial performance. In many cases, forward-looking statements can be identified by words such as “anticipate”, “believe”. “continue”, “estimate”, “expect”, “may”, “plan”, “potential”, “predict”, “should”, “will”, or the negative of such words and other comparable terminology that bespeak of the future rather than historical fact.

Undue reliance should not be placed on these statements, which speak only as of the date that they were made. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-K. The Company does not undertake any obligation to publicly update any revisions to forward-looking statements to reflect later circumstances or to reflect the occurrence of unanticipated events.

The Company believes it is important to communicate its expectations to shareholders. However, there may be events in the future that management is not able to predict accurately or over which it has no control. The risk factors listed below include a discussion of all known material risks to investors that may cause actual results to differ materially from the expectations described in the forward-looking statements.

The Company’s common stock has never been publicly traded, the price may fluctuate significantly and a market may not develop for its shares.

There has never been a market for the common stock of Fromex and quotation on the Over-the-Counter Bulletin Board, which the Company intends to seek, may not happen promptly or at all. A market maker will need to apply to have the Company’s shares traded on the Bulletin Board. An active trading market may not develop even if quotes on Fromex’s stock do appear on the Over-the-Counter Bulletin Board.

Because FRMO will continue to own more than 50% of the Company’s common stock, other shareholders may have no effective voting power or control over the Company’s affairs or decisions.

After the distribution date of the spin-off, FRMO will continue to own 95% of the issued and outstanding shares of common stock of Fromex and the other shareholders will effectively have no control over the Company’s operations or future business decisions. FRMO’s management control over the Company’s affairs will include the power to (i) elect directors, (ii) appoint management and (iii) approve, without a shareholder’s meeting or vote, any action that usually requires shareholder authorization, including the adoption of amendments to the certificate of incorporation and approval of mergers or sales of substantially all of the Company’s assets. FRMO, in turn, is controlled by the Stahl-Bregman Group. See Item 13 below.

Because the Company may, at some time in the future, issue additional securities, shareholders are subject to dilution of their ownership.

Although the Company has no present intention to raise additional capital through the issuance of additional shares of common stock, it may at some time in the future do so. Any such issuance would likely dilute shareholders’ ownership interest in the Company and may have an adverse impact on the price of the Company’s common stock. The Company does not presently have a Stock Option Plan for key management personnel but may adopt one in the future and the exercise of options issued under the plan will also dilute the shareholders’ ownership interest.

Government regulations and legal uncertainties may place financial burdens on the Company’s business.

The Company ultimately derives its revenue from investment management fees, a business which is currently subject to federal and state laws and regulations affecting investment advisers and managers, which afford protection to investors in mutual and hedge funds. Moreover new laws and regulations may be adopted which will adversely affect the revenue of the Company as well as the Company’s ability to be profitable on its business development programs. These factors may place new or additional financial burdens on managers of hedge funds and thereby decrease the Company’s revenues and impede its growth.

The Company’s revenues are derived in part from agreements with companies controlled by members of the Stahl-Bregman Group, doing business as advisers in the capital markets.

The executive officers of the Company are the principal beneficial owners in the Stahl-Bregman Group, which controls Fromex, FRMO, and Horizon Asset Management, Inc. Fromex’s present agreements with those entities will provide a portion of the revenue of the Company. A decline in the capital markets may adversely affect the revenues from those agreements. Additional business development programs, which are not independent of those entities depend in large part on future decisions of the Stahl-Bregman Group, which cannot be assured. Horizon Advisers is controlled by Fromex and its revenues are not dependent on agreements with companies controlled by the Stahl-Bregman Group.

There are inherent conflicts of interest between FRMO and Fromex associated with the common management and Board of Directors.

After the spin-off, when Fromex will be a 95%, instead of 100%, subsidiary of FRMO, there may be transactions between the two corporations which present a conflict of interest. In such event it will be incumbent on the respective Boards of Directors to determine that the transaction would have been the same if there had not been such a conflict of interest. Fromex’s Code of Ethics provides that a conflict of interest exists when a person’s personal interests influence, or reasonably appear to influence, their judgment or ability to act in the best interests of the Company and its shareholders and it is the person’s duty to make a full disclosure of the situation to the Company and/or the Board of Directors. An example of a conflict of interest would be a transaction whereby FRMO sells to Fromex the rights to a portion of the revenues under an agreement with a third party if the negotiation between FRMO and Fromex would not be at arms length because the Boards of Directors were composed of a majority of the same persons. From December 26, 2006 to May 29, 2006 a majority of the Board of Directors of Fromex were composed of persons who are not officers or directors of FRMO.

Fromex is dependent on FRMO with respect to the Consulting Agreement that is terminable each year after February 28, 2010 by consent of both parties, which are controlled by the same individuals.

The Consulting Agreement between Fromex and FRMO provides that it continues until February 28, 2010 and thereafter from fiscal year to fiscal year unless terminated or amended by an instrument in writing signed by both parties on or before January 15 preceding the end of a respective term. The risk for Fromex is that the controlling share ownership of both corporations is with the Stahl-Bregman Group which may act adversely to the interests of Fromex. If the Consulting Agreement were not to be continued after February 28, 2010 Fromex would not generate any revenues from that source. It would be left with the revenue interests in the fees received by the investment managers of the Horizon Fund, the Multi-Strategy Fund, the Protostar Fund and any future activities it may develop.

ITEM 2. PROPERTIES

Fromex does not now own any property. The Company’s principal place of business is located at 320 Manville Road, Pleasantville, N. Y. 10570.

ITEM 3. LEGAL PROCEEDINGS

Fromex is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND
 OTHER INFORMATION

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
 STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Registration and Market Prices of Common Stock

The authorized capital stock of the Company consists of 20,000,000 shares of common stock, $.01 par value, of which 14,400,000 shares are outstanding, all of which are owned by FRMO, the Company’s parent. Holders of common stock are entitled:

•  to receive dividends as are declared by Fromex’s Board of Directors out of funds legally available; and
•  to full voting rights, each share being entitled to one vote.

The Fromex Board of Directors may issue additional authorized shares of common stock without shareholder approval. Fromex shareholders do not have any cumulative rights or any preemptive rights to subscribe for additional securities that Fromex may issue without obtaining shareholder consent. In the event of liquidation, dissolution, or winding up of the company, common shareholders would be entitled to receive, on a pro rata basis, any assets distributable to shareholders in respect of shares owned by them.

Fromex has filed with the SEC a General Form Registration (Form 10), as amended May 11, 2007, to register its common stock pursuant to Section 12(g) of the Securities Exchange Act of

1934. As of May 29, 2007, the SEC’s comments with respect to the May 11, 2007 amendment to Form 10 have not been received.

Market

The Company’s common stock has never been traded and a market may not develop for its shares. See the first risk factor under Item 1A above.

Dividends

No cash dividend has been paid by Fromex since its inception. The Company has no present intention of paying any cash dividends on its common stock.

Holders

As of May 29, 2007, FRMO owned all of the 14,400,000 outstanding shares of common stock. See “Spin-off of Fromex” in Item 1 above. There are no options or warrants to purchase common stock of the Company outstanding. The Company has not agreed to register any common stock for sale under the Securities Act by any shareholder or the Company, the offering of which could have a material effect on the market price of the Company’s common equity.

In addition to the 14,400,000 shares of the Fromex’s common stock, which are issued and outstanding, a total of 1,420 shares of Fromex common stock are reserved for issuance to provide for the equitable adjustment required by FRMO’s outstanding stock options and convertible preferred stock as follows:

(i)
1 share of Fromex common stock for each 50 shares of FRMO common stock issued upon conversion of Series R Preferred Stock of FRMO (a maximum of 1,000 shares of Fromex common stock on conversion of all outstanding preferred stock of FRMO).

(ii)
1 share of Fromex common stock for each 50 shares of FRMO common stock issued upon exercise of the following stock options (a maximum of 420 shares of Fromex common stock on exercise of all outstanding stock options) held by persons named in the table below:

	No. of FRMO	Expiration	Option price
Name	Shares	Date	Per Share

Allan Kornfeld,	3,000	7/17/08	$0.40
Director	3,000	7/15/11	1.00
	6,000	6/19/13	4.00

Jay Hirschson,	3,000	6/19/13	4.00
Director

David Michael,	3,000	7/18/07	.40
Former Director	3,000	7/17/08	.40

Issuer Purchases of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA

The Company had no operations prior to August 31, 2005 and accordingly, there is no selected financial data to report before that date.

Fromex Equity Corp.
Selected Consolidated Financial Data

	Year Ended February 28, 2007	Period August 31, 2005 (Inception) to February 28, 2006
		(Restated)
Income Statement Data:
Total Revenue	$511,032	$117,013
Costs and expenses	124,009	47,126
Income from operations	387,023	69,887
Interest Income	19,436	1,316
Income before provision
for income taxes	406,459	71,203
Provision for income taxes	(190,000)	(23,000)
Net Income	$216,459	$48,203

Earnings per common share:
Primary and fully diluted	$0.02	$0.00
Number of shares used in computation of
primary and diluted earnings per share	14,400,000	14,400,000

	As of	As of
	February 28, 2007	February 28, 2006
		(Restated)
Balance Sheet Data:
Working Capital	$1,205,537	$913.078

Total Assets	$1,276,037	$1,267,548

Long-Term Debt	$-	$-

Stockholder’s Equity	$1,205,537	$914,078

Book Value per Share	$0.08	$0.06
Common Shares Outstanding	14,400,000	14,400,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATIONS

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

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the period August 31, 2005 (inception) to February 28, 2006 and for the nine months ended November 30, 2006 have been restated. FRMO, the Company’s parent held a 60% interest in Horizon Advisers, a fund management firm. On December 1, 2005, FRMO transferred and assigned to Fromex a 66 2/3% interest in its share of fees earned by Horizon Advisers, as and when received by FRMO. The fair value of this revenue stream, estimated at $250,000, was initially recognized as a capital contribution by FRMO to Fromex, generating an intangible asset of $250,000. This asset was being amortized over an estimated useful economic life of 10 years. Upon subsequent analysis, it was determined that, because no value had been assigned to the Horizon Advisers revenue stream as reported in the accounts of FRMO, the Company’s parent, no value should have been attributed to the 66 2/3% interest upon transfer to Fromex. Accordingly, financial statements have been restated to attribute no value to the assigned interest, and the reversal of amortization recorded on the initial valuation. See Note 2A of the Notes to Financial Statements.

OVERVIEW

Critical Accounting Policies

Revenue Recognition

Fromex has entered into a contract with FRMO to perform consulting and management services to FRMO for which FRMO has agreed to pay Fromex ten (10%) percent of the cash receipts which FRMO receives from its rights to share in fees generated by its third party customers during the term of the agreement (the “Consulting Agreement”). The term of the Consulting Agreement is from December 1, 2005 until February 28, 2010 (as amended on December 26, 2006) and for each twelve (12) month period thereafter unless terminated or amended by an instrument in writing signed by both parties on or before January 15 preceding the end of a respective term.

Fromex’s services include the administrative aspect of FRMO’s business activities such as operations, bookkeeping, personnel responsibilities and periodic consulting with the FRMO’s chief financial officer, but do not include the research, business development activities or the services rendered by FRMO or its third party customers, which produce FRMO’s cash receipts. FRMO shall pay to Fromex as its fees an amount equal to 10% of total cash receipts that FRMO receives from its customers during the term of the Consulting Agreement. Fees for Fromex’s services are based only on the fees collected by FRMO in each three (3) month period beginning December 1, 2005 and shall not include a percentage of any receivable or accrual until the amount is actually received by FRMO. The payment of such services shall be made on or before the close of the month following the end of said three month period.

Revenues From Consulting Agreement

In its fiscal year ended February 28, 2007, Fromex generated its revenues from the Consulting Agreement with FRMO whereby it agreed to provide management services to FRMO including the administrative aspect of FRMO’s business activities such as operations, bookkeeping and personnel responsibilities. As compensation for these services, Fromex is entitled to receive ten percent of the cash receipts which FRMO receives from its third party customers, namely, fees received from Kinetics Advisers Hedge Funds, Kinetics Paradigm Mutual Fund and Sub-Advisory fees from a large investment firm, as described in Item 1 above; and to a lesser extent, about $35,000 per year received from a consulting agreement with Santa Monica Partners and a 2% interest in the subscription revenues of an investment research publication (FRMO’s “Other Fees”). Revenues of Fromex from these may vary substantially from period to period depending on when FRMO actually receives the fees, which are subject to the 10% payment, as shown by the following table.

Program	Fees	When Paid	When received by FRMO

Kinetics Advisers	Management fee	Management fee	Kinetics Advisers, LLC
Domestic Hedge	of 1% per annum	paid monthly,	distributes to FRMO generally
Fund	of net assets and	and performance	on a quarterly basis, 8.4%
	20% per annum of	fee paid quarterly,	of the fees it receives in cash
	of net profits	to Kinetics Advisers,	after paying its expenses.
LLC

Kinetics Advisers	Management fee	Kinetics Advisers	When Kinetics Advisers does
Offshore Hedge	of 1 ¼% per annum	may elect to defer	receive management and
Fund	of net assets and	a portion of its fees	performance fees in cash it
	20% per annum of		distributes to FRMO, generally
	net profits		on a quarterly basis, 8.4% of
those fees after paying its
expenses.

Kinetics Paradigm	Research fee of	Monthly by	Monthly
Fund	0.12% per annum	Kinetics Paradigm
	of the net assets	Fund to FRMO
of the Fund

Sub-Advisory	Fee of 0.50%	Horizon Asset	Horizon Asset Management, Inc.
Program	per annum of	Management, Inc.	pays to FRMO one-third of the
	net assets.	receives the fee	fees it has received, net of marketing
		from the investment	expenses, on a quarterly basis
firm on a quarterly
basis.

Consulting Agreement	Approximately	Paid to FRMO in	Received by FRMO by advance
with Santa Monica	$35,000 per.	advance	payments determined by Santa
	annum		Monica Partners.

Interest in	2% per annum of	Paid to FRMO for	Received by FRMO in advance
Subscription	of subscription	periods determined	as determined by the publication.
Revenues of	receipts.	by publication.
Publication

Revenues Not Derived From Consulting Agreement.

In its fiscal year ending February 28, 2008, Fromex will receive the revenues from its 60% equity interest in Horizon Advisers and its revenue interest in the amounts received by Horizon Management from the Protostar Fund, as follows:

Fees paid to
Fund	Investment Manager	Fromex’s Interest
Horizon Fund managed	Management fees of 0.55% of	60% equity interest in
by Horizon Advisers	net assets in Class A shares	Horizon Advisers.
and 0.80% of net assets in
Class B shares and advisory
fees on individual accounts
managed domestically.

Multi-Strategy Fund	Management fee of 2% per	60% equity interest in
managed by Horizon	annum of net assets and	Horizon Advisers.
Advisers	a performance fee of 20%
of net profits.

Protostar Fund	Management fee of 1% per	33 1/3% of the net amounts
managed by	annum of net assets and	received in cash by Horizon
Horizon Management	a performance fee of	Management from the fund.
which is a 45% general	20% of net profits.
partner of the fund

The revenues of Fromex rely on the performance of hedge funds and mutual funds, for which past performance is no guarantee of future performance. The net assets of all hedge funds in the United States, and mutual funds as well, have grown exponentially in recent years as to call attention to the financial problems of a few of those funds which has led, in turn, to the prospect of changes in the securities laws and regulations which protect investors and provide more disclosure by investment managers. While such changes could have an adverse effect on Fromex, the Company does not anticipate that they will.

RESULTS OF OPERATIONS (Restated)

Fiscal Year Ended February 28, 2007 Compared to Prior Fiscal Period

The Company’s revenues from continuing operations in this period were $511,032, an increase of $394,019 from the prior fiscal period, all of which were generated from the Consulting Agreement as set forth in Item 1 above. Expenses were $31,000 for accounting, $14,309 for shareholder reporting, $75,000 for the non-cash compensation of its executive officers and $3,700 for miscellaneous expenses, for a total of $124,009 of expenses, leaving $387,023 as income from operations before interest income and provision for income taxes. Interest income was $19,436, and, after a $190,000 provision for income taxes, Fromex earned net income of $216,459 or $0.02 per share, an increase of $168,256 from the prior fiscal period. The increases in revenues and net income result from increased fees received by FRMO subject to the Consulting Agreement and the shorter initial fiscal period.

First Fiscal Year Ended February 28, 2006 (August 31, 2005 (Inception) to February 28, 2006).

This is the Company’s first accounting period in which it received revenue since its incorporation. Fromex’s revenues from continuing operations were $117,013, all of which were generated from the Consulting Agreement as set forth in Item 1 above. Its expenses were $20,000 for accounting, $2,000 for shareholder reporting, $21,875 for the non-cash compensation of its executive officers and $3,251 for miscellaneous expenses, for a total of $47,126 of expenses, leaving $69,887 as income from operations before interest income and provision for income taxes. Interest income was $1,316 and, after a $23,000 provision for income taxes, Fromex earned net income of $48,203 or $0.00 per share on the 14,400,000 shares of common stock issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES (Restated)

In the period August 31, 2005 (inception) through February 28, 2006 the Company reported net cash provided by operating activities of $1,316 and $306,219 from financing activities (which was an advance from FRMO), resulting in cash at the end of its first accounting period of $307,535. At the close of the fiscal year ended February 28, 2007, the cash on hand has increased by $830,168 to $1,137,703. This increase came from net cash of $292,387 provided from operating activities and $537,781 from financing activities (which consisted of $844,000 from the issuance of Fromex’s capital stock to FRMO, less the $306,219 which had been advanced in the prior accounting period). The Company expects to have continuing net cash provided from its operating activities as the management and advisory fees, which generate Fromex’s revenues and are derived from assets under management, increase in existing funds and new funds in which Fromex has the equity and revenue interests described in Item 1 above, including the 60% equity interest in Horizon Global Advisers, LLC, which FRMO transferred to Fromex on April 24, 2007 as a contribution to the capital of Fromex. FRMO does not have any commitment or obligation to further fund the Company’s operations by way of additional financing activities.

The Company believes that its present cash resources and cash available from operations over the next 12 months will be sufficient to cover its operating expenses and provide for the continued expansion of its business.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

Financial instruments that potentially subject the Company to risk consist principally of cash, money market funds and receivables. The Company maintains cash and cash equivalents with major financial institutions, and at times such amounts may exceed the FDIC limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated at page F-1 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Fromex maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regards to significant deficiencies or material weaknesses in such controls.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Company’s definitive information statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2007. Such information is incorporated herein by reference and made apart thereof.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company ‘s definitive information statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2007. Such information is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s definitive information statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2007. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s definitive information statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2007. Such information is incorporated herein by reference and made a part hereof.

ITEM 14. PRINCIPAL ACOUNTANTS FEES AND SERVICES.

The information required by this Item is set forth in the Company’s definitive information statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2007. Such information is incorporated herein by reference and made a part hereof.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.

(a) Financial Statement, Schedules And Exhibits

(1) Financial Statements: See the Index to Financial Statements at page F-1 herein.

(2) Financial Statement Schedules;

All schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes herein.

(3) Exhibits:

Exhibit
Number	Description
3.01	Amended Certificate of Incorporation of the Company.*

3.02	By-laws of the Company.*

5.01	Opinion of Tanner McColgan, LLP.*

10.01	Consulting Agreement.*

10.02	Assignment of Revenue Interest.*

10.03	Amendment to Consulting Agreement.**

10.04	Transfer and Assignment of Equity Interest.***

10.05	Assignment and Bill of Sale

14.01	Code of Ethics of the Company.*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

* Previously filed with Form 10 on September 28, 2006
** Previously filed with Form 10 on January 18, 2007
*** Previously filed with Form 10 on May 11, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 29, 2007

FROMEX EQUITY CORP.

By:	/s/ STEVEN BREGMAN
Steven Bregman
President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29, 2007.

Signature	Title

/s/ MURRAY STAHL Murray Stahl	Chairman of the Board (Principal Executive Officer)

/s/ STEVEN BREGMAN Steven Bregman	President, Director

/s/ JAY HIRSCHSON Jay Hirschson	Director

/s/ ALLAN KORNFELD Allan Kornfeld	Director

/s/ LESTER TANNER Lester Tanner	Director

Fromex Equity Corp.

Index to Financial Statements

This Index	F1

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets- as of February 28, 2006 (restated) and
February 28, 2007	F3

Statements of Income - Period August 31, 2005 (Inception)
through February 28, 2006 (restated) and Twelve months ended
February 28, 2007	F4

Statements of Cash Flows - Period August 31, 2005 (Inception)
through February 28, 2006 (restated) and Twelve months ended
February 28,2007	F5

Statements of Stockholders’ Equity - Period August 31, 2005 (Inception)
through February 28, 2006 (restated) and Twelve months ended
February 28, 2007	F6

Notes to Financial Statements	F7

The data required by financial statement schedules is either included in the financial statements or is not required.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder
Fromex Equity Corp.

We have audited the accompanying balance sheets of Fromex Equity Corp. as of February 28, 2007 and February 28, 2006 (restated) and the related statements of income, stockholder’s equity and cash flows for the year ended February 28, 2007 and for the period August 31, 2005 (inception) through February 28, 2006 (as restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fromex Equity Corp. at February 28, 2007 and February 28, 2006 (restated) and the results of its operations and cash flows for the year ended February 28, 2007 and for the period August 31, 2005 (inception) through February 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2A to the Financial Statements, the 2006 financial statements have been restated to correct an error in the accounting for an assignment of a revenue stream from the Company’s parent.

/s/ HOLTZ RUBENSTEIN REMINICK LLP
New York, New York May 23, 2007

Fromex Equity Corp.
Balance Sheets

	February 28,	February 28,
	2007	2006
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$1,137,703	$307,535
Subscription receivable from parent	-	844,000
Accounts receivable from parent	138,334	117,013
Total current assets	1,276,037	1,268,548

Total Assets	$1,276,037	$1,268,548

Liabilites and Stockholder's Equity
Current liabilites:
Accounts payable and accrued expenses	$35,000	$25,251
Income taxes payable	35,500	23,000
Due to parent	-	306,219
Total current liabilities	70,500	354,470

Total Liabiliites	70,500	354,470

Stockholder's Equity:
Common Stock - $.01 par value:
Authorized - 20,000,000 shares
Issued and outstanding - 14,400,000 shares	144,000	144,000
Capital in excess of par value	796,875	721,875
Retained earnings	264,662	48,203
Total stockholder's equity	1,205,537	914,078
Total liabilities and stockholder's equity	$1,276,037	$1,268,548

See accompanying notes to financial statements

Fromex Equity Corp.
Statements of Income

		Period
	Year	August 31, 2005
	Ended	(Inception) to
	February 28,	February 28,
	2007	2006
		(Restated)
Revenues
Consulting Fees	$511,032	$117,013
Total revenue	511,032	117,013

Costs and Expenses
Accounting	31,000	20,000
Shareholder reporting	14,309	2,000
Compensation (all non-cash)	75,000	21,875
Other expenses	3,700	3,251
	124,009	47,126
Income from operations	387,023	69,887
Interest Income	19,436	1,316
Income before provision for
income taxes	406,459	71,203

Provision for income taxes	(190,000)	(23,000)
Net Income	$216,459	$48,203

Earnings per share-primary and fully diluted:
Shares of common stock outstanding	14,400,000	14,400,000
Net income per share	$0.02	$0.00

See accompanying notes to financial statements

Fromex Equity Corp.
Statements of Cash Flows

		Period
	Year	August 31, 2005
	Ended	(Inception) to
	February 28,	February 28,
	2007	2006
		(Restated)
Cash flows from operating activities
Net Income	$216,459	$48,203
Adjustments to reconcile net income
to net cash provided by operating
activities:
Non-cash compensation	75,000	21,875
Changes in operating assets and liabilities
Accounts receivable	(21,321)	(117,013)
Accounts payable and accrued expenses	9,749	25,251
Income taxes payable	12,500	23,000
Net cash provided by operating activities	292,387	1,316

Cash flows from financing activities
Issuance of common stock	844,000	-
Advances from parent	-	306,219
Repayments to parent	(306,219)	-

Net cash provided by financing activities	537,781	306,219

Net increase in cash	830,168	307,535
Cash and cash equivalents at beginning of period	307,535	-

Cash and cash equivalents at end of period	$1,137,703	$307,535

Additonal cash flow information
Income taxes paid	$177,500	-

During the twelve months ended February 28, 2007, the Company received cash proceeds of $844,000 from the Fiscal 2006 issuance of its common stock.

See accompanying notes to financial statements

Fromex Equity Corp.
Statements of Stockholder's Equity

					Total
			Additional		Share-
	Common Stock		Paid-In	Retained	Holder's
	Shares	Amount	Capital	Earnings	Equity
Balance August 31, 2005 (inception)	-	$-	$-	$-	$-
Issuance of Stock	14,400,000	144,000	700,000	-	844,000
Non-cash compensation	-	-	21,875	-	21,875
Net Income (restated)	-	-	-	48,203	48,203
Balance February 28, 2006 (restated)	14,400,000	144,000	721,875	48,203	914,078
Non-cash compensation	-	-	75,000	-	75,000
Net income	-	-	-	216,459	216,459
Balance February 28, 2007	14,400,000	$144,000	$796,875	$264,662	$1,205,537

See accompanying notes to financial statements

Fromex Equity Corp.
Notes To Financial Statements

1. Organization of the Company

Fromex Equity Corp. (the “Company” or “Fromex”) was incorporated in the State of Delaware on August 31, 2005 as a wholly owned subsidiary of FRMO Corp. (“FRMO”). Fromex has a fiscal year ending on the last day of February, as does its parent company FRMO. As of February 28, 2007 and February 28, 2006 Fromex had 14,400,000 shares of common stock, par value $.01 per share, issued and outstanding, all of which are owned by FRMO for which it paid $844,000.

Spin-off of Fromex

On August 31, 2005, FRMO filed a Form 8-K with the Securities and Exchange Commission disclosing the formation of Fromex and the intended distribution to FRMO shareholders of 5% of the Fromex shares. In subsequent Form 8-K information filings it was announced that the timing and precise form of the spin-off would be postponed until a better procedure was identified for resolving the problem created by the new accounting rule (EITF 03-16). That rule, which was effective from and after September 1, 2004, mandated a change in the accounting policy for reporting revenue from FRMO’s 8.4% interest in Kinetics Advisers, LLC (“Kinetics”) from the cost (cash) method to the equity (accrual) method, as reported in FRMO’s Form 8-K dated June 16, 2005. For a variety of reasons, including the Kinetics practice, as a private company, of using the cash-basis method of accounting and the difficulty of securing audited and accrual-basis financial statements suitable for a public reporting company, FRMO could not itself report accrual-basis financial statements.

On December 9, 2005 the Board of Directors of FRMO authorized the preparation of the Form 10 Registration Statement for the shares of common stock of Fromex pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). FRMO plans to distribute, five weeks after all SEC comments with respect to the Form 10 have been cleared, to its shareholders as of the close of business on a date, which is 21 days prior to the distribution date (the “record date”), one share of Fromex common stock for each 50 shares of FRMO common stock then outstanding. FRMO has 36,137,774 shares of common stock presently outstanding which means that approximately 720,000 shares of Fromex common stock (taking into consideration the payment of cash for fractional shares) will be distributed, representing 5% of the 14,400,000 shares of Fromex issued and outstanding.

Fromex Equity Corp.
Notes To Financial Statements

2. Basis of Presentation

Consulting Agreement

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

The first accounting period is the three months which commenced December 1, 2005 and ended February 28, 2006, for which Fromex received $117,013 on March 24, 2006 based on the following cash receipts of FRMO in that quarterly period. In addition the FRMO cash receipts in the fiscal year, from March 1, 2006 to February 28, 2007 were as set forth below.

FRMO’s Cash Receipts From:	12/1/05 - 2/28/06	3/1/06 - 2/28/07
Kinetics Advisers’ Hedge Funds	$959,311	$2,656,523
Kinetics Paradigm Mutual Fund	174,332	1,984,247
Sub - Advisory Fees	0	317,935
Other Fees	36,491	151,617
Total	$1,170,134	$5,110,322

10% payable to Fromex	$117,013	$511,032

Fromex Equity Corp.
Notes To Financial Statements

FRMO’s cash receipts have been increasing in its last three fiscal years, which are set forth below to illustrate its growth, but past performance is no guaranty of future results:

FRMO’s Cash Receipts From:	3/1/04 - 2/28/05	3/1/05 - 2/28/06	3/1/06 - 2/28/07
Kinetics Advisers’ Hedge Funds	$274,728	$1,978,026	$2,656,523
Kinetics Paradigm Mutual Fund	118,394	410,020	1,984,247
Sub-Advisory Fees	(9,335)	74,770	317,935
Other Fees	134,308	142,925	151,617

Total	$518,095	$2,605,741	$5,110,322

Since the Consulting Agreement commenced December 1, 2005 Fromex received $117,013 in the period from December 1, 2005 to February 28, 2006 and $511,032 in the year ended February 28, 2007.

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

FRMO’s fees derive from assets managed by other parties based on the research of the Horizon Research Group, composed of the same principals who are the officers of FRMO. The three programs significant to FRMO’s fees are:

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

Fromex Equity Corp.
Notes To Financial Statements

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

	Asset Levels in Millions (000,000 omitted)
	December 31,	December 31,	December 31,
Program	2004	2005	2006
Kinetics Advisers’ Hedge Funds	$1,085	$ l,730	$2,800
Kinetics Paradigm Fund	125	530	2,145
Sub-Advisory Program	115	615	1,630
Total	$1,325	$2,875	$6,575

FRMO also receives other fees from two sources; from a consulting agreement with a hedge fund that pays FRMO about $35,000 per year for access to consultation with FRMO’s officers and from a small interest in the subscription revenues of an investment research publication. These two sources of cash receipts have been small and are not expected to grow or be significant in FRMO’s future revenue stream.

Fromex’s Investment Management Business.

While the foregoing 10% interest of Fromex in FRMO’s cash receipts constituted all of Fromex’s revenue from inception on August 31, 2005 to February 28, 2007, future revenues may be derived from Fromex’s investment management business in Fiscal February 29, 2008.

Horizon Global Advisers, LLC

Horizon Global Advisers, LLC is a registered United States Investment adviser organized in Delaware (“Horizon Advisers”). On April 24, 2007 FRMO transferred to Fromex its 60% equity interest in Horizon Advisers as a contribution to the capital of Fromex. The other 40% ownership interest is owned by an individual who is an officer and employee of Horizon Advisers but not an officer or director of Fromex. FRMO has no further interest in Horizon Advisers. Fromex and Horizon Advisers will be filing consolidated financial statements for the three months ending May 31, 2007.

Fromex Equity Corp.
Notes To Financial Statements

Horizon Advisers has four employees, other than the executive officers of Fromex. They are responsible for the management of the two funds described below, for which Horizon Advisers is the investment manager. Their activities also include the development of new funds for which Horizon Advisers may be appointed as investment manager as well as other funds, like the Protostar Fund described below, in which Fromex purchased a revenue interest.

Since December 26, 2006 Fromex’s Board of Directors is composed of a majority of persons who are not directors of FRMO. They are responsible for the oversight of Fromex’s subsidiary, Horizon Advisers, and development of additional business opportunities, including the compensation of the experienced investment professionals who will deliver idea generation and execution across Fromex’s business model. Revenues in Fromex’s fiscal year, March 1, 2007 to February 28, 2008 will include revenue to be derived from Fromex’s equity interest in the two funds described below:

(i) Horizon Global Advisers Fund, plc (the “Horizon Fund”) is an open-ended variable capital investment company incorporated with limited liability in Ireland. Horizon Advisers is the investment manager for the Horizon Fund. The Horizon Fund is constituted as an umbrella fund insofar as its share capital will be divided into different series of shares with each series of shares representing a separate portfolio of assets, and comprising a separate sub-fund (a “Fund”) of the Horizon Fund. The first of said sub-funds, Horizon Opportunistic Value Fund, has been listed for trading on the Irish Stock Exchange. As of March 31, 2007 Horizon Advisers managed $72 million of assets in the Horizon Fund and $111 million in domestic advisory accounts. Horizon Advisers receives management fees based on assets under management.

(ii)  Horizon Multi-Strategy Fund (the “Multi-Strategy Fund”) is a hedge fund with a domestic portion (a Delaware limited partnership) and an offshore portion (an exempted company incorporated pursuant to the Companies Law of the Caymen Islands). Fromex participated in the development of this fund. Horizon Advisers, is the investment manager, which uses the same long and short strategies for both the domestic and offshore portions, the objective of which is to achieve long-term capital appreciation. Horizon Advisers has entered into a placement agreement with Credit Suisse Securities (USA) LLC to provide marketing services, investor relations and support services for the Multi-Strategy Fund. As of March 31, 2007 the Multi-Strategy Fund had $206 million dollars of assets under management. Horizon Advisers receives management and performance fees.

Fromex Equity Corp.
Notes To Financial Statements

Protostar Fund (the “Protostar Fund”) is a hedge fund with a domestic portion (a Delaware limited partnership) and an offshore portion (an exempted company incorporated pursuant to the Companies Law of the Caymen Islands). Horizon Asset Management, Inc. (“Horizon Management”) has a 45% general partner interest in Protostar Fund and is its investment manager, using the same strategies for both the domestic and offshore portions. The Fund’s principal investment objective is to achieve long-term superior risk-adjusted capital growth by investing primarily in equity-securities and equity-related instruments. The Fund’s portfolio includes both long and short positions in securities of companies. As of April 30, 2007, when the Protostar Fund had $16 million dollars of assets under management, Fromex acquired for $72,000 a one-third share of the net amounts to be received in cash by Horizon Management by reason of its interests as a general partner and investment manager of the Protostar Fund.

2A. Restatement of Financial Statements

The financial statements for the period August 31, 2005 (inception) to February 28, 2006 have been restated as described below.

FRMO, the Company’s parent held a 60% interest in Horizon Advisers, a fund management firm. On December 1, 2005, FRMO transferred and assigned to Fromex a 66 2/3% interest in its share of fees earned by Horizon Advisers, as and when received by FRMO. The fair value of this revenue stream, estimated at $250,000, was initially recognized as a capital contribution by FRMO to Fromex, generating an intangible asset of $250,000. This asset was being amortized over an estimated useful economic life of 10 years.

Upon subsequent analysis, it was determined that, because no value had been assigned to the Horizon Advisers revenue stream as reported on the accounts of FRMO, the Company’s parent, no value should have been attributed to the 66 2/3% interest upon transfer to Fromex. Accordingly, financial statements have been restated to attribute no value to the assigned interest, and the reversal of amortization recorded on the initial valuation. This restatement did not result in a change to the reported earnings per share.

The following two tables set forth the impact of the above adjustments and the related tax effects on our historical balance sheets and statements of income.

Fromex Equity Corp.
Notes to Financial Statements

FROMEX EQUITY CORP.
Balance Sheet

	February 28, 2006
	Previously
	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$307,535	-	$307,535
Subscription receivable from parent	844,000	-	844,000
Accounts receivable from parent	117,013	-	117,013
Total current assets	1,268,548	-	1,268,548

Other assets:
Intangible assets, net of accumulated	244,167	(244,167)	-
amortization
Total other assets	244,167	(244,167)	-

Total Assets	$1,512,715	$(244,167)	$1,268,548

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$25,251	-	$25,251
Income taxes payable	23,000	-	23,000
Due to parent	306,219	-	306,219
Total current liabilities	354,470	-	354,470

Total Liabilities	354,470	-	354,470

Stockholder's Equity:
Common stock - $.01 par value:
Authorized - 20,000,000 shares
Issued and outstanding - 14,400,000 shares	144,000	-	144,000
Capital in excess of par value	971,875	(250,000)	721,875
Retained earnings	42,370	5,833	48,203
Total stockholder's equity	1,158,245	(244,167)	914,078
Total liabilities and stockholder's equity	$1,512,715	$(244,167)	$1,268,548

Fromex Equity Corp.
Notes to Financial Statements

Notes to Financial Statements

FROMEX EQUITY CORP.
Statement of Income

	Period August 31, 2005 (Inception)
	to February 28, 2006
	Previouisly
	Reported	Adjustments	Restated
Revenues
Consulting Fees	$117,013	-	$117,013
Total Revenue	117,013	-	117,013

Costs and Expenses
Accounting	20,000	-	20,000
Shareholder reporting	2,000	-	2,000
Amortization	5,833	(5,833)	-
Compensation (all non-cash)	21,875	-	21,875
Other expenses	3,251	-	3,251
	52,959	(5,833)	47,126
Income from operations	64,054	5,833	69,887
Interest Income	1,316	-	1,316
Income before provision for
income taxes	65,370	5,833	71,203

Provision for income taxes	(23,000)	-	23,000
Net Income	$42,370	$5,833	$48,203

Earnings per share-primary and fully diluted:
Shares of common stock outstanding	14,400,000	-	14,400,000
Net income per share	0.00	-	0.00

Fromex Equity Corp.
Notes To Financial Statements

3. Significant Accounting Policies

Revenue Recognition

Fromex has entered into a contract with FRMO to perform consulting and management services to FRMO for which FRMO has agreed to pay Fromex ten (10%) percent of the cash receipts which FRMO receives from its rights to share in fees generated by its third party customers during the term of the agreement (the “Consulting Agreement”). The term of the Consulting Agreement is from December 1, 2005 until February 28, 2010 (as amended on December 26, 2006) and for each twelve (12) month period thereafter unless terminated or amended by an instrument in writing signed by both parties on or before January 15 preceding the end of a respective term.

Fromex’s services include the administrative aspect of FRMO’s business activities such as operations, bookkeeping, personnel responsibilities and periodic consulting with the FRMO’s chief financial officer, but do not include the research, business development activities or the services rendered by FRMO or its third party customers, which produce FRMO’s cash receipts. FRMO shall pay to Fromex as its fees an amount equal to 10% of total cash receipts that FRMO receives from its customers during the term of the Consulting Agreement. Fees for Fromex’s services are based only on the fees collected by FRMO in each three (3) month period beginning December 1, 2005 and shall not include a percentage of any receivable or accrual until the amount is actually received by FRMO. The payment of such services shall be made on or before the close of the month following the end of said three month period.

Receivables

Accounts receivable and subscriptions receivable are due from FRMO Corp. No allowance was necessary at February 28, 2007 and February 28, 2006.

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

Advertising Costs

The Company’s policy is to expense the cost of advertising as incurred. There were no advertising expenses for the period August 31, 2005 (inception) to February 28, 2006 or the year ended February 28, 2007.

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

Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity. Comprehensive income was equivalent to net income for the year ended February 28, 2007, and the period August 31, 2005 (inception) to February 28, 2006.

Fromex Equity Corp.
Notes To Financial Statements

3. Significant Accounting Policies (continued)

Effect of New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), “Stock-Based Payment” (“FAS 123(R)”). FAS 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to FAS 123(R), only certain pro forma disclosures of fair value were required. The Company adopted the provisions of this statement effective March 1, 2006. The adoption of FAS 123(R) did not have an impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued Statement No. 153, “Exchange of Non-monetary Assets”, (“FAS 153”). FAS 153 provides a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The Company adopted the provisions of FAS 153 effective March 1, 2006. The adoption of FAS 153 did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement no. 3” (“FAS 154”). This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after March 1, 2006 for the Company.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” FAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the adoption of FAS No. 157 will not have a material impact on its financial statements.

Fromex Equity Corp.
Notes To Financial Statements

3. Significant Accounting Policies (continued)

In July 2006, FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the adoption of FIN 48 will not have a material impact on its financial statements. This interpretation will be effective for the Company beginning March 1, 2007.

The SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) in September 2006. SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB requires both the balance sheet and income statement approaches to be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 did not have a material impact on the Company’s financial statements.

4. Commitments And Contingencies

As of February 28, 2007 and February 28, 2006, the Company did not enter into any material commitments and management believes that there were no contingencies.

5. Receivables From Shareholders For Issuance Of Common Stock

The 14,400,000 shares of common stock of Fromex owned by FRMO Corp. as of February 28, 2006 were paid for as indicated in Note 1 above.

6. Net Income Per Common Share And Per Common Share Equivalent

Basis earnings per common share for the year ended February 28, 2007 and the period August 31, 2005 (inception) through February 28, 2006 are calculated by dividing net income by the weighted average common shares outstanding during the period, which were 14,400,000 shares. There were no dilutive potential common shares outstanding.

Fromex Equity Corp.
Notes To Financial Statements

7. Income Taxes

The provision for income taxes consists of the following:

		Period August 31,
	Year	2005 (Inception)
	Ended	to
	February 28,	February 28,
	2007	2006
Federal	$149,000	$15,300
State	41,000	7,700
Total provision	$190,000	$23,000

		Period
		August 31, 2005
	Year Ended	(Inception) to
	February 28,	February 28,
	2007	2006
	% of Pretax Income	% of Pretax Income
Statutory federal income tax expense rate	34.0	34.0
Non-deductible compensation expense	6.3	10.4
Effect of graduated tax rates	(0.3)	(19.2)
State taxes, less federal tax effect	6.7	7.1
Total percentage	46.7	32.3

8. Subsequent Events

Horizon Global Advisers, LLC

Horizon Global Advisers, LLC is a registered United States Investment adviser organized in Delaware (“Horizon Advisers”). On April 24, 2007 FRMO transferred to Fromex its 60% equity interest in Horizon Advisers as a contribution to the capital of Fromex. The other 40% ownership interest is owned by an individual who is an officer and employee of Horizon Advisers but not an officer or director of Fromex. Fromex’s 60% ownership interest subsumed its prior 40% revenue interest in FRMO’s receipt of net fees. FRMO has no further interest in Horizon Advisers. Fromex and Horizon Advisers will be filing consolidated financial statements for the three months ending May 31, 2007.

Fromex Equity Corp.
Notes To Financial Statements
9. Supplemental Financial Information
Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Total
	restated	restated	restated
Year ended February 28, 2007	$162,073	$137,009	$73,615	$138,335	$511,032
Total revenue

Income from operations	$135,072	$109,950	$43,485	$98,516	$387,023

Net Income	$74,248	$63,105	$23,375	$55,731	$216,459

Earnings per common share
primary and fully diluted	$0.01	$0.00	$0.00	$0.00	$0.02

Number of shares used in computation
of earnings per share;
primary and fully diluted	14,400,000	14,400,000	14,400,000	14,400,000	14,400,000

Fromex Equity Corp.
Notes To Financial Statements

10. FRMO’s Results of Operations (Unaudited)

The following financial information of FRMO Corp., the parent of Fromex, is provided to enable Fromex’s shareholders to evaluate that portion of Fromex’s business that is derived from the Consulting Agreement between FRMO and Fromex, pursuant to which Fromex received 10% of FRMO’s cash receipts subsequent to December 1, 2005. The revenues of FRMO shown below do not include accrued revenue attributable to FRMO’s equity interest in the investment management fees of Kinetics Advisers, LLC from an offshore hedge fund, which fees are retained offshore. It is only when those fees are received in cash by FRMO in the United States that Fromex is entitled to 10% under the Consulting Agreement. FRMO has an 8.4% equity interest in Kinetics Advisers, LLC, a private company that reports only on a cash basis, so that the accrual of such additional revenue by FRMO is not audited and excluded from the revenues and Pre-Tax Income shown below.

FRMO Corp.
Stand alone, Unconsolidated Pre-Tax Income

	Year Ended February 28,
	2007	2006
Revenues - Cash receipts only	$5,110,322	$2,605,741	*

Costs and expenses
Fromex consulting agreement	511,032	117,013	*
Amortization	8,413	8,413
Accounting	51,703	18,594
Shareholder reporting	5,506	6,863
Other	3,857	1,643
Total costs and expenses	580,511	152,526

Income from operations	4,529,811	2,453,215
Dividend, interest income	97,198	58,213

Pre-Tax income	$4,627,009	$2,511,428

* Cash receipts in the period December 1, 2005 to February 28, 2006 were $1,170,134