Form 10-K/A
period 2007-02-28
FROMEX EQUITY CORP
filed 2007-07-24
CIK 1372975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549	QMB APPROVAL OMB Number: 3235-0063 Expires: April 30, 2009 Estimated average burden hours per response 2,196.00

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to________________

Commission file number: 0-52241

FROMEX EQUITY CORP.
(Exact name registrant as specified in its charter)

Delaware		04-3826570
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification)

320 Manville Road, Pleasantville, N. Y.		10570
(Address of principal executive offices)		(Zip Code)

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

SEC 1673(03-07)

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

Large accelerated filer☐   Accelerated filer☐   Non-accelerated filer☒

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

EXPLANATORY NOTE

The sole purposes of this amendment are:

1.
To correct “Item 9A. Controls and Procedures” at page 19 to indicate that management’s evaluation of the effectiveness of its disclosure controls and procedures was conducted as of the end of period covered by this report and not during the 90-day period prior to the date of this report. See corrected Item 9 with the correct text underlined at the beginning of the second paragraph.

2.
To revise paragraphs 1 and 5a of “Exhibit 31.1 and 31.2 - Certifications” to refer to the annual report in paragraph 1 rather than the quarterly report and to add the words “and material weaknesses” in paragraph 5a. See the corrected Exhibits 31.1 and 31.2 herein with the corrected text underlined.

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

FRMO’s Cash Receipts From	3/1/06 - 2/28/07	12/1/05 - 2/28/06
Kinetics Advisers’ Hedge Funds	$2,656,523	$959,311
Kinetics Paradigm Mutual Fund	1,984,247	174,332
Sub - Advisory Fees	317,935	0
Other Fees	151,617	36,491
Total	$5,110,322	$1,170,134

10% payable to Fromex	$511,032	$117,013

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
 STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Registration and Market Prices of Common Stock

The authorized capital stock of the Company consists of 20,000,000 shares of common stock, $.01 par value, of which 14,400,000 shares are outstanding, all of which are owned by FRMO, the Company’s parent. Holders of common stock are entitled:

- to receive dividends as are declared by Fromex’s Board of Directors out of funds legally available; and
- to full voting rights, each share being entitled to one vote.

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

(ii)
1 share of Fromex common stock for each 50 shares of FRMO common stock issued upon exercise of the following stock options (a maximum of 420 shares of Fromex common stock on exercise of all outstanding stock options) held by persons named in the table below:

Name	No. of FRMO Shares	Expiration Date	Option price Per Share

Allan Kornfeld,	3,000	7/17/08	$0.40
Director	3,000	7/15/11	1.00
	6,000	6/19/13	4.00

Jay Hirschson,	3,000	6/19/13	4.00
Director

David Michael,	3,000	7/18/07	.40
Former Director	3,000	7/17/08	.40

Issuer Purchases of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA

The Company had no operations prior to August 31, 2005 and accordingly, there is no selected financial data to report before that date.

Fromex Equity Corp.
Selected Consolidated Financial Data

	Year Ended February 28, 2007	Period August 31, 2005 (Inception) to February 28, 2006
		(Restated)
Income Statement Data:
Total Revenue	$511,032	$117,013
Costs and expenses	124,009	47,126
Income from operations	387,023	69,887
Interest Income	19,436	1,316
Income before provision
for income taxes	406,459	71,203
Provision for income taxes	(190,000)	(23,000)
Net Income	$216,459	$48,203

Earnings per common share:
Primary and fully diluted	$0.02	$0.00
Number of shares used in computation of
primary and diluted earnings per share	14,400,000	14,400,000

	As of February 28, 2007	As of February 28, 2006
		(Restated)

Balance Sheet Data:
Working Capital	$1,205,537	$913.078

Total Assets	$1,276,037	$1,267,548

Long-Term Debt	$-	$-

Stockholder’s Equity	$1,205,537	$914,078

Book Value per Share	$0.08	$0.06
Common Shares Outstanding	14,400,000	14,400,000

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
Publication

Revenues Not Derived From Consulting Agreement.

In its fiscal year ending February 28, 2008, Fromex will receive the revenues from its 60% equity interest in Horizon Advisers and its revenue interest in the amounts received by Horizon Management from the Protostar Fund, as follows:

Fund	Fees paid to Investment Manager	Fromex’s Interest
Horizon Fund managed	Management fees of 0.55% of	60% equity interest in
by Horizon Advisers	net assets in Class A shares	Horizon Advisers.
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
__________
* Previously filed with Form 10 on September 28, 2006
** Previously filed with Form 10 on January 18, 2007
*** Previously filed with Form 10 on May 11, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 23, 2007

FROMEX EQUITY CORP.

By:	/s/ STEVEN BREGMAN
Steven Bregman
President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 23, 2007.

Signature	Title

/s/ MURRAY STAHL	Chairman of the Board
Murray Stahl	(Principal Executive Officer)

/s/ STEVEN BREGMAN	President, Director
Steven Bregman

/s/ JAY HIRSCHSON	Director
Jay Hirschson

/s/ ALLAN KORNFELD	Director
Allan Kornfeld

/s/ LESTER TANNER	Director
Lester Tanner

Fromex Equity Corp.

Index to Financial Statements

This Index	F-1

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets- as of February 28, 2006 (restated) and
February 28, 2007	F-3

Statements of Income - Period August 31, 2005 (Inception)
through February 28, 2006 (restated) and Twelve months ended
February 28, 2007	F-4

Statements of Cash Flows - Period August 31, 2005 (Inception)
through February 28, 2006 (restated) and Twelve months ended
February 28,2007	F-5

Statements of Stockholders’ Equity - Period August 31, 2005 (Inception)
through February 28, 2006 (restated) and Twelve months ended
February 28, 2007	F-6

Notes to Financial Statements	F-7

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

	Asset Levels in Millions (000,000 omitted)
Program	December 31, 2004		December 31, 2005	December 31, 2006
Kinetics Advisers’ Hedge Funds	$1,085	$	l,730	$2,800
Kinetics Paradigm Fund	125		530	2,145
Sub-Advisory Program	115		615	1,630
Total	$1,325		$2,875	$6,575

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

Fromex Equity Corp.
Notes to Financial Statements

FROMEX EQUITY CORP.
Balance Sheet

	February 28, 2006
	Previously
	Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$307,535	-	$307,535
Subscription receivable from parent	844,000	-	844,000
Accounts receivable from parent	117,013	-	117,013
Total current assets	1,268,548	-	1,268,548

Other assets:
Intangible assets, net of accumulated amortization	244,167	(244,167)	-
Total other assets	244,167	(244,167)	-

Total Assets	$1,512,715	$(244,167)	$1,268,548

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$25,251	-	$25,251
Income taxes payable	23,000	-	23,000
Due to parent	306,219	-	306,219
Total current liabilities	354,470	-	354,470

Total Liabilities	354,470	-	354,470

Stockholder's Equity:
Common stock - $.01 par value:
Authorized - 20,000,000 shares
Issued and outstanding - 14,400,000 shares	144,000	-	144,000
Capital in excess of par value	971,875	(250,000)	721,875
Retained earnings	42,370	5,833	48,203
Total stockholder's equity	1,158,245	(244,167)	914,078
Total liabilities and stockholder's equity	$1,512,715	$(244,167)	$1,268,548

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

Fromex Equity Corp.
Notes To Financial Statements

7. Income Taxes

The provision for income taxes consists of the following:

	Year Ended February 28, 2007	Period August 31, 2005 (Inception) to February 28, 2006

Federal	$149,000	$15,300
State	41,000	7,700
Total provision	$190,000	$23,000

	Year Ended February 28, 2007	Period August 31, 2005 (Inception) to February 28, 2006
	% of Pretax Income	% of Pretax Income

Statutory federal income tax expense rate	34.0	34.0
Non-deductible compensation expense	6.3	10.4
Effect of graduated tax rates	(0.3)	(19.2)
State taxes, less federal tax effect	6.7	7.1
Total percentage	46.7	32.3

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
______
* Cash receipts in the period December 1, 2005 to February 28, 2006 were $1,170,134