Form 10-Q/A
period 2006-11-30
FROMEX EQUITY CORP
filed 2007-07-30
CIK 1372975

Form 10-Q/A
Amendment No. 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

(Registrant’s telephone number, including area code): (914) 632-6730

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐  Registration Statement (Form 10) filed September 28, 2006

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of the close of business on November 30, 2006, there were 14,400,000 shares of the issuer’s common stock, par value $.001 per share outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed with respect to the quarterly report filed on Form 10-QSB for the quarterly period ended November 30, 2006. This Amendment No. 1 reflects the restatement of the financial statements for the following reason:

“FRMO, the Company’s parent held a 60% interest in Horizon Advisers, a fund management firm. On December 1, 2005, FRMO transferred and assigned to Fromex a 66 2/3% interest in its share of fees earned by Horizon Advisers, as and when received by FRMO. The fair value of this revenue stream, estimated at $250,000, was initially recognized as a capital contribution by FRMO to Fromex, generating an intangible asset of $250,000. This asset was being amortized over an estimated useful economic life of 10 years.

“Upon subsequent analysis, it was determined that, because no value had been assigned to the Horizon Advisers revenue stream as reported on the accounts of FRMO, the Company’s parent, no value should have been attributed to the 66 2/3% interest upon transfer to Fromex. Accordingly, financial statements have been restated to attribute no value to the assigned interest, and the reversal of amortization recorded on the initial valuation. This restatement did not result in a change to the reported earnings per share.”

The above two quoted paragraphs were included in a revised Form 10 filed with the SEC on May 14, 2007, which included restated financial statements for the nine months ended November 30, 2006.

Originally the Company relied on paragraph 9 of SFAS No 142, Goodwill and Other Intangibles, which requires intangibles to be valued at fair value, and SAB Topic 5G which notes that an asset’s ability to be objectively measurable is a factor in accounting for an asset at fair value. The SEC Accounting Staff commented that the guidance of those accounting statements do not apply where the transferor retains a substantial indirect interest in the assets as a result of stock ownership in the Company. Therefore the Company accepted the Staff’s comment and agreed to restate the financial statements, which it did in the Form 10 filed on May 14, 2007. On June 27, 2007 the SEC requested that the Company file this Amendment No. 1.

The results of the Restatement are noted on pages 9 through 12. While the intangible asset has been restated at zero (page 11), the net income of the Company increased by $9,891 and $280 in the nine months and three months ended November 30, 2006 respectively (page 12).

The officers of the Company have reconsidered the effectiveness of its disclosure controls and procedures as of November 30, 2006 in the light of the restatement described above and has adopted the SEC accounting staff’s position with respect to a transfer of intangible assets by FRMO Corp. to the Company so long as FRMO Corp. retains a substantial indirect interest in the transferred assets as a result of stock ownership in Fromex. Accordingly the officers have concluded that the Company’s disclosure controls and procedures are effective as of November 30, 2006 and as of the date of this report. The officers have addressed this reconsideration and evaluation in their certifications in Exhibits 31.1 and 31.2 at pages 23 and 24 of this Amendment.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets as of November 30, 2006 (Unaudited) (Restated)
and February 28, 2006 (Restated)	2
Statements of Income for the nine months and three months ended November 30,
2006 (Unaudited) (Restated)	3
Statement of Cash Flows for the nine months ended November 30, 2006
(Unaudited) (Restated)	4
Notes to Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	17

Item 3. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 6. Exhibits	21

SIGNATURE	22
EXHIBITS

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Fromex Equity Corp.
Balance Sheets

		November 30,
	February 28,	2006
	2006	(unaudited)
	(Restated)	(Restated)
Assets
Current assets;
Cash and cash equivalents	$307,535	$1,078,191
Subscription receivable from parent	844,000	-
Accounts receivable from parent	117,013	73,615
Prepaid income taxes	-	8,500
Total current assets	1,268,548	1,160,306

Total Assets	$1,268,548	$1,160,306

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$25,251	$31,000
Income taxes payable	23,000	-
Due to parent	306,219	-
Total current liabilities	354,470	31,000

Total Liabilities	354,470	31,000

Stockholder's Equity:
Common Stock - $.01 par value:
Authorized - 20,000,000 shares
Issued and outstanding - 14,400,000 shares	144,000	144,000
Capital in excess of par value	721,875	776,375
Retained earnings	48,203	208,931
Total stockholder's equity	914,078	1,129,306
Total liabilities and stockholder's equity	$1,268,548	$1,160,306

See accompanying notes to financial statements

Fromex Equity Corp.
Statements of Income

		Period
	Nine Months	August 31, 2005
	Ended	(Inception)	Three Months	Period
	November 30,	Through	Ended November 30,	September 1, 2005
	2006	November 30, 2005	2006	Through
	(Unaudited)	(Unaudited)	(Unaudited)	November 2005
	(Restated)		(Restated)
Revenues
Consulting Fees	$372,697	-	$73,615	-
Total revenue	372,697	-	73,615	-

Costs and Expenses
Accounting	19,000	-	9,000	-
Shareholder reporting	10,309	-	4,000	-
Non-cash compensation	54,500	-	17,000	-
Other expenses	381	-	130	-
	84,190	-	30,130	-
Income from operations	288,507	-	43,485	-
Interest Income	13,221	-	6,090	-
Income before provision for
income taxes	301,728	-	49,575	-

Provision for income taxes	(141,000)	-	(26,200)	-
Net Income	$160,728	-	$23,375	-

Earnings per share-primary and fully diluted:
Shares of common stock outstanding	14,400,000	-	14,400,000	-
Net income per share	$0.01	-	$0.00	-

See accompanying notes to financial statements

Fromex Equity Corp.
Statement of Cash Flows

		Period
	Nine Months	August 31, 2005
	Ended November 30,	(Inception) Through
	2006	November 30,
	(Unaudited)	2005
	(Restated)
Cash flows from operating activities
Net Income	$160,728	-
Adjustments to reconcile net income
to net cash provided by operating
activities:
Non-cash compensation	54,500	-
Changes in operating assets and liabilities
Account receivable	43,398	-
Accounts payable and accrued expenses	5,749	-
Income taxes payable	(31,500)	-
Net cash provided by operating activities	232,875	-

Cash flows from financing activities
Issuance of common stock	844,000	-
Repayments to parent	(306,219)	-

Net cash provided by financing activities	537,781	-

Net increase in cash	770,656	-
Cash and cash equivalents at beginning of period	307,535	-

Cash and cash equivalents at end of period	$1,078,191	-

Additional cash flow information
Income taxes paid	$172,500	-

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

Fromex Equity Corp.
Notes To Financial Statements

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 2006; results of operations for the nine months and three months ended November 30, 2006; and cash flows for the nine months ended November 30, 2006. For further information, refer to the Company’s financial statements and notes thereto included in the Company’s Form 10 for the Period August 31, 2005 (inception) to February 28, 2006. The balance sheet was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

Fromex Equity Corp.
Notes To Financial Statements

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

(i) Horizon Global Advisers, LLC is a registered United States investment adviser organized in Delaware (“Horizon Advisers”) and acts as the investment manager for Horizon Global Advisers Fund, plc (“Horizon Fund”) which has been established as an open-ended variable capital investment company incorporated with limited liability in Ireland. The Horizon Fund is constituted as an umbrella fund insofar as its share capital will be divided into different series of shares with each series of shares representing a separate portfolio of assets, and comprising a separate sub-fund (a “Fund”) of the Horizon Fund. The first of said sub-funds, Horizon Opportunistic Value Fund, has been listed for trading on the Irish Stock Exchange. Horizon Advisers has commenced operations and managed over $116 million in assets as of November 30, 2006. It is anticipated that Horizon Advisers will receive management fees from Horizon Fund based on assets under management. FRMO owns 60% of Horizon Advisers and will receive 60% of the fees distributed by Horizon Advisers. FRMO transferred and assigned to Fromex a 66 2/3% revenue interest in those fees as and when received by FRMO in perpetuity. Since Fromex was a wholly-owned subsidiary of FRMO, the revenue interest is recorded on Fromex’s books at zero dollars and a contribution by FRMO to the capital of Fromex.

(ii) Horizon Multi-Strategy Fund LP (the “Multi-Strategy Fund”) is a hedge fund organized under Delaware Law. Fromex participated in the development of this fund in which Horizon Advisers is the investment manager. Fromex has a 40% revenue interest in the fees to be received by Horizon Advisers from this fund. Credit Suisse Securities (USA) LLC is the Placement Agent for the Multi-Strategy Fund

2A. Restatement of Financial Statements

The financial statements for the period August 31, 2005 (inception) to February 28, 2006 and for the nine months and three months ended November 30, 2006 have been restated as described below.

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

Fromex Equity Corp.
Notes To Financial Statements

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

Originally the Company relied on paragraph 9 of SFAS No 142, Goodwill and Other Intangibles, which requires intangibles to be valued at fair value, and SAB Topic 5G which notes that an asset’s ability to be objectively measurable is a factor in accounting for an asset at fair value. The SEC Accounting Staff commented that the guidance of those accounting statements do not apply where the transferor retains a substantial indirect interest in the assets as a result of stock ownership in the Company. Therefore the Company accepted the Staff’s comment and agreed to restate the financial statements, which it did in the Form 10 filed on May 14, 2007. On June 27, 2007 the SEC requested that the Company file this Amendment No. 1.

The results of the Restatement are noted pages at 11 and 12. While the intangible asset has been restated at zero (page 11), the net income of the Company increased by $9,891 and $280 in the nine months and three months ended November 30, 2006 respectively (page 12).

The officers of the Company have reconsidered the effectiveness of its disclosure controls and procedures as of November 30, 2006 in the light of the restatement described above and has adopted the SEC accounting staff’s position with respect to a transfer of intangible assets by FRMO Corp. to the Company so long as FRMO Corp. retains a substantial indirect interest in the transferred assets as a result of stock ownership in Fromex. Accordingly the officers have concluded that the Company’s disclosure controls and procedures are effective as of November 30, 2006 and as of the date of this report. The officers have addressed this reconsideration and evaluation in their certifications in Exhibits 31.1 and 31.2 at pages 23 and 24 of this Amendment.

Fromex Equity Corp.
Notes To Financial Statements

FROMEX EQUITY CORP.
Balance Sheets

	February 28, 2006			November 30, 2006
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$307,535	-	$307,535	$1,078,191	-	$	,078,191
Subscription receivable from parent	844,000	-	844,000	-	-		-
Accounts receivable from parent	117,013	-	117,013	73,615	-		73,615
Prepaid incomes taxes	-	-		17,359	(8,859)		8,500
Total current assets	1,268,548	-	1,268,548	1,169,165	(8,829)		1,160,306

Other assets:
Intangible assets, net of accumulated	244,167	(244,167)	-	225,417	(225,417)		-
amortization of $5,833 and $12,083
Total other assets	244,167	(244,167)	-	225,417	(225,417)		-

Total Assets	$1,512,715	$(244,167)	$1,268,548	$1,394,582	$(234,276)		$1,160,306

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$25,251	-	$25,251	$31,000	-		$31,000
Income taxes payable	23,000	-	23,000	-	-		-
Due to parent	306,219	-	306,219	-	-		-
Total current liabilities	354,470	-	354,470	31,000	-		31,000

Total Liabilities	354,470	-	354,470	31,000	-		31,000

Stockholder's Equity:
Common stock - $.01 par value:
Authorized - 20,000,000 shares
Issued and outstanding - 14,400,000 shares	144,000	-	144,000	144,000	-		144,000
Capital in excess of par value	971,875	(250,000)	721,875	1,026,376	(250,000)		776,375
Retained earnings	42,370	5,833	48,203	193,206	15,724		208,931
Total stockholder's equity	1,158,245	(244,167)	914,078	1,363,582	(234,276)		1,129,306
Total liabilities and stockholder's equity	$1,512,715	$(244,167)	$1,268,548	$1,391,582	$(234,276)		$1,160,306

Fromex Equity Corp.
Notes To Financial Statements

FROMEX EQUITY CORP.
Statements of Income

	Nine Months Ended November 30, 2006			Three Months Ended Novmber 30, 2006
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenues
Consulting Fees	$372,687	-	$372,697	$73,615	-	$73,615
Total Revenue	372,697	-	372,697	73,615	-	73,615

Costs and Expenses
Accounting	19,000	-	19,000	9,000	-	9,000
Shareholder reporting	10,309	-	10,309	4,000	-	4,000
Amortization	18,750	(18,750)	-	6,250	(6,250)	-
Compensation (all non-cash)	54,500	-	54,500	17,000	-	17,000
Other expenses	381	-	381	130	-	130
	102,940	(18,750)	84,190	36,380	(6,250)	30,130
Income from operations	269,757	18,750	288,507	37,235	6,250	42,485
Interest Income	13,221	-	13,221	6,090	-	6,090
Income before provision for
income taxes	282,978	18,750	301,728	43,325	6,250	49,575

Provision for income taxes	(132,041)	(8,859)	(141,000)	(20,230)	(5,970)	(26,200)
Net Income	$150,837	$9,891	$160,728	$23,095	$280	$23,375

Earnings per share-primary and fully diluted
Shares of common stock outstanding	14,400,000	-	14,400,000	14,400,000		14,400,000
Net income per share	0.01	0.00	0.01	0.00		0.00

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

Fromex Equity Corp.
Notes To Financial Statements

3. Significant Accounting Policies (continued)

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

7. Income Taxes

The provision for income taxes consists of the following:

	Nine	Three
	Months Ended	Months Ended
	November 30,	November 30,
	2006	2006
	(Restated)	(Restated)

Federal	$110,000	$19,500
State	31,000	5,700
Total provision	$141,000	$26,200

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

On December 6, 2005, FRMO transferred and assigned to Fromex for a 66 2/3% revenue interest in fees, which FRMO will receive from Horizon Global Advisers, LLC (“Horizon Advisers”) in perpetuity. Horizon Advisers is an investment management firm in which FRMO owns a 60% equity interest. As of November 30, 2006, no management fees were received by FRMO from Horizon Advisers but it is anticipated that Horizon Advisers will receive management fees in its fiscal year commencing March 1, 2007 a portion of which will be distributed to FRMO on account of its 60% equity interest, no part of which is also subject to a 10% payment under the Consulting Agreement, but two thirds of which is payable to Fromex on account of its revenue interest.

Fromex will seek to acquire other interests in the management fees of entities that provide investment advice or management to funds of assets under management. One such effort is the Horizon Multi-Strategy Fund LP described at page 9.

Nine Months Ended November 30, 2006

The Company’s revenues from continuing operations in this period were $372,697, all of which were generated from the Consulting Agreement as set forth at page 7 above. Expenses were $19,000 for accounting, $10,309 for shareholder reporting, $54,500 for the non-cash compensation of its officers and $381 for miscellaneous expenses, for a total of $84,190 of expenses, leaving $288,507 as income from operations before interest income and provision for income taxes. Interest income was $13,221 and after a $141,000 provision for income taxes, Fromex earned net income of $160,728 or $0.01 per share on the 14,400,000 shares of common stock issued and outstanding.

Three Months Ended November 30, 2006

The Company’s revenues from continuing operations in this period, derived from its Consulting Agreement described at page 7 above, were $73,615. Expenses were $9,000 for accounting, $4,000 for shareholder reporting, $17,000 for non-cash compensation to its officers, and $130 for miscellaneous expenses, for a total of $30,130 of expenses, leaving $43,485 as income from operations before interest income and provision for income taxes. Interest income was $6,090 and after a $26,200 provision for income taxes, Fromex earned net income of $23,375 or $0.00 per share on the 14,400,000 shares of common stock issued and outstanding.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to that date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

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

FROMEX EQUITY CORP.

July 24, 2007	By:	/s/ Steven Bregman
Steven Bregman, President and Chief Financial Officer (Principal Financial and Accounting Officer)