Form 10-Q/A
period 2006-11-30
FROMEX EQUITY CORP
filed 2007-10-03
CIK 1372975

Form 10-Q/A
Amendment No. 2

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
Yes☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐ No ☒

As of the close of business on November 30, 2006, there were 14,400,000 shares of the issuer’s common stock, par value $.001 per share outstanding.

Explanatory Note

This Amendment No. 2 on Form 10-Q/A is being filed with respect to Form 10-Q for quarterly period ended November 30, 2006 in order to restate the last paragraph on this page. Amendment No. 1 reflected the restatement of the financial statements for the following reason:

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

Originally the Company relied on paragraph 9 of SFAS No 142, Goodwill and Other Intangibles, which requires intangibles to be valued at fair value, and SAB Topic 5G which notes that an asset’s ability to be objectively measurable is a factor in accounting for an asset at fair value. The Company subsequently determined that the guidance of those accounting statements do not apply where the transferor retains a substantial indirect interest in the assets as a result of stock ownership in the Company. Accordingly, the Company restated its financial statements as included in the Form 10 filed on May 14, 2007 and in Amendment No. 1 to Form 10-Q for the quarterly period ended November 30, 2006.

The results of the Restatement are noted pages 9 through 12. While the intangible asset has been restated at zero (page 11), the net income of the Company increased by $9,891 and $280 in the nine months and three months ended November 30, 2006 respectively (page 12).

The officers of the Company have reconsidered the effectiveness of its disclosure controls and procedures as of November 30, 2006 in the light of the restatement described above and have concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2006 with respect to a transaction not in the ordinary course of business, namely a transfer of assets between entities under common control. Upon such assessment the Company corrected its procedures to provide for a closer monitoring of such transactions to be sure that the correct accounting guidelines are applied. This improved its disclosure controls and procedures so that they were effective when the financial statements were restated in Form 10 on May 14, 2007 and as of the date of the 10Q/A Amendment No. 1. The officers have addressed this reconsideration and evaluation in their certifications in Exhibits 31.1 and 31.2 at pages 23 and 24 of this Amendment.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Fromex Equity Corp.
Balance Sheets

		November 30,
	February 28,	2006
	2006	(unaudited)
	(Restated)	(Restated)
Assets
Current assets;
Cash and cash equivalents	$307,535	$1,078,191
Subscription receivable from parent	844,000	-
Accounts receivable from parent	117,013	73,615
Prepaid income taxes	-	8,500
Total current assets	1,268,548	1,160,306

Total Assets	$1,268,548	$1,160,306

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$25,251	$31,000
Income taxes payable	23,000	-
Due to parent	306,219	-
Total current liabilities	354,470	31,000

Total Liabilities	354,470	31,000

Stockholder's Equity:
Common Stock - $.01 par value:
Authorized - 20,000,000 shares
Issued and outstanding - 14,400,000 shares	144,000	144,000
Capital in excess of par value	721,875	776,375
Retained earnings	48,203	208,931
Total stockholder's equity	914,078	1,129,306
Total liabilities and stockholder's equity	$1,268,548	$1,160,306

See accompanying notes to financial statements

Fromex Equity Corp.
Statements of Income

	Nine Months Ended November 30, 2006 (Unaudited)	Period August 31, 2005 (Inception) Through November 30, 2005 (Unaudited)	Three Months Ended November 30, 2006 (Unaudited)	Period September 1, 2005 Through November 2005
	(Restated)		(Restated)
Revenues
Consulting Fees	$372,697	-	$73,615	-
Total revenue	372,697	-	73,615	-

Costs and Expenses
Accounting	9,000	-	9,000	-
Shareholder reporting	10,309	-	4,000	-
Non-cash compensation	54,500	-	17,000	-
Other expenses	381	-	130	-
	84,190	-	30,130	-
Income from operations	288,507	-	43,485	-
Interest Income	13,221	-	6,090	-
Income before provision for
income taxes	301,728	-	49,575	-

Provision for income taxes	(141,000)	-	(26,200)	-
Net Income	$160,728	-	$23,375	-

Earnings per share-primary and fully diluted:
Shares of common stock outstanding	14,400,000	-	14,400,000	-
Net income per share	$0.01	-	$0.00	-

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

Fromex Equity Corp
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

Fromex Equity Corp
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

Fromex Equity Corp
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

Fromex Equity Corp
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

Fromex Equity Corp
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

Fromex Equity Corp
Notes To Financial Statements

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

Originally the Company relied on paragraph 9 of SFAS No 142, Goodwill and Other Intangibles, which requires intangibles to be valued at fair value, and SAB Topic 5G which notes that an asset’s ability to be objectively measurable is a factor in accounting for an asset at fair value. The SEC Accounting Staff commented that the guidance of those accounting statements do not apply where the transferor retains a substantial indirect interest in the assets as a result of stock ownership in the Company. Therefore the Company accepted the Staff’s comment and agreed to restate the financial statements, which it did in the Form 10 filed on May 14, 2007 and in an amended Form 10-Q for the quarter ended November 30, 2006.

The results of the Restatement are noted pages at 11 and 12. While the intangible asset has been restated at zero (page 11), the net income of the Company increased by $9,891 and $280 in the nine months and three months ended November 30, 2006 respectively (page 12).

The officers of the Company have reconsidered the effectiveness of its disclosure controls and procedures as of November 30, 2006 in the light of the restatement described above and have concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2006 with respect to a transaction not in the ordinary course of business, namely a transfer of assets between entities under common control. Upon such assessment the Company corrected its procedures to provide for a closer monitoring of such transactions to be sure that the correct accounting guidelines are applied. This improved its disclosure controls and procedures so that they were effective when the financial statements were restated in Form 10 on May 14, 2007 and as of the date of the 10Q/A Amendment No. 1. The officers have addressed this reconsideration and evaluation in their certifications in Exhibits 31.1 and 31.2 at pages 23 and 24 of this Amendment.

Fromex Equity Corp.
Notes to Financial Statements

FROMEX EQUITY CORP.
Balance Sheets

	February 28, 2006			November 30, 2006
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$307,535	-	$307,535	$1,078,191	-	$1,078,191
Subscription receivable from parent	844,000	-	844,000	-	-	-
Accounts receivable from parent	117,013	-	117,013	73,615	-	73,615
Prepaid incomes taxes	-	-		17,359	(8,859)	8,500
Total current assets	1,268,548	-	1,268,548	1,169,165	(8,829)	1,160,306

Other assets:
Intangible assets, net of accumulated	244,167	(244,167)	-	225,417	(225,417)	-
amortization of $5,833 and $12,083
Total other assets	244,167	(244,167)	-	225,417	(225,417)	-

Total Assets	$1,512,715	$(244,167)	$1,268,548	$1,394,582	$(234,276)	$1,160,306

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$25,251	-	$25,251	$31,000	-	$31,000
Income taxes payable	23,000	-	23,000	-	-	-
Due to parent	306,219	-	306,219	-	-	-
Total current liabilities	354,470	-	354,470	31,000	-	31,000

Total Liabilities	354,470	-	354,470	31,000	-	31,000

Stockholder's Equity:
Common stock - $.01 par value:
Authorized - 20,000,000 shares
Issued and outstanding - 14,400,000 shares	144,000	-	144,000	144,000	-	144,000
Capital in excess of par value	971,875	(250,000)	721,875	1,026,376	(250,000)	776,375
Retained earnings	42,370	5,833	48,203	193,206	15,724	208,931
Total stockholder's equity	1,158,245	(244,167)	914,078	1,363,582	(234,276)	1,129,306
Total liabilities and stockholder's equity	$1,512,715	$(244,167)	$1,268,548	$1,391,582	$(234,276)	$1,160,306

Fromex Equity Corp.
Notes to Financial Statements

FROMEX EQUITY CORP.
Statements of Income

	Nine Months Ended November 30, 2006			Three Months Ended Novmber 30, 2006
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenues
Consulting Fees	$372,687	-	$372,697	$73,615	-	$73,615
Total Revenue	372,697	-	372,697	73,615	-	73,615

Costs and Expenses
Accounting	19,000	-	19,000	9,000	-	9,000
Shareholder reporting	10,309	-	10,309	4,000	-	4,000
Amortization	18,750	(18,750)	-	6,250	(6,250)	-
Compensation (all non-cash)	54,500	-	54,500	17,000	-	17,000
Other expenses	381	-	381	130	-	130
	102,940	(18,750)	84,190	36,380	(6,250)	30,130
Income from operations	269,757	18,750	288,507	37,235	6,250	42,485
Interest Income	13,221	-	13,221	6,090	-	6,090
Income before provision for
income taxes	282,978	18,750	301,728	43,325	6,250	49,575

Provision for income taxes	(132,041)	(8,859)	(141,000)	(20,230)	(5,970)	(26,200)
Net Income	$150,837	$9,891	$160,728	$23,095	$280	$23,375

Earnings per share-primary and fully diluted
Shares of comon stock outstanding	14,400,000	-	14,400,000	14,400,000		14,400,000
Net income per share	0.01	0.00	0.01	0.00		0.00

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

Fromex Equity Corp.
Notes To Financial Statements

3. Significant Accounting Policies(continued)

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

FROMEX EQUITY CORP.

October 2, 2007	By	/s/ Steven Bregman
Steven Bregman, President and Chief Financial Officer (Principal Financial and Accounting Officer)